Form 10-K
period 2002-12-31
EOTT ENERGY LLC
filed 2003-04-15
CIK 1219702

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2002 Commission File Number: 000-50195

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                                 EOTT ENERGY LLC
             (Exact name of registrant as specified in its charter)

                  Delaware                                48-1285117
  ----------------------------------------   -------------------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

    2000 West Sam Houston Parkway South,
                  Suite 400
               Houston, Texas                                77042
  ----------------------------------------   -------------------------------
  (Address of principal executive offices)                (Zip Code)

                                 (713) 993-5200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  Common Units

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      No  X
                                               ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined by Exchange Act Rule 12b-2).  Yes      No  X
                                              ---     ---

         Aggregate market value of the common units held by non-affiliates of the registrant, based on a closing price of $4.66 in the daily composite list for transactions on the New York Stock Exchange on June 28, 2002, was approximately $70,828,272.*

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X   No
                           ---     ---

*This trading price pertains to units of EOTT Energy Partners, L.P. which are extinguished and not the new equity units of EOTT Energy LLC
================================================================================

                                 EOTT ENERGY LLC
                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

                                     PART I

Item 1.   Business                                                            3
Item 2.   Properties                                                         24
Item 3.   Legal Proceedings                                                  25
Item 4.   Submission of Matters to a Vote of Security Holders                30

                                     PART II

Item 5.   Market for Registrant's Common Units and Related Security          31
              Holder Matters
Item 6.   Selected Financial Data                                            33
Item 7.   Management's Discussion and Analysis of Financial Condition        35
              and Results of Operations
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk         68
Item 8.   Financial Statements and Supplementary Data                        69
Item 9.   Changes in and Disagreements with Accountants on Accounting        69
              and Financial Disclosure

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 70
Item 11.  Executive Compensation                                             74
Item 12.  Security Ownership of Certain Beneficial Owners                    79
              and Management and Related Security Holder Matters
Item 13.  Certain Relationships and Related Transactions                     81
Item 14.  Controls and Procedures                                            85

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K     86

Signatures                                                                   93
Certifications                                                               94

                                     PART I

ITEM 1. BUSINESS

GENERAL

    We are a Delaware limited liability company that was formed on November 14, 2002 as EOTT Energy LLC ("EOTT LLC") in anticipation of assuming and continuing the business formerly directly owned by EOTT Energy Partners, L.P. (the "MLP"), which, as described below, filed for Chapter 11 reorganization with its wholly-owned subsidiaries on October 8, 2002. We became the successor registrant to the MLP on March 1, 2003, upon the effective date of the Third Amended Joint Chapter 11 Plan of Reorganization, as supplemented (the "Restructuring Plan"). For details concerning our bankruptcy and Restructuring Plan, see "Bankruptcy Proceedings and Restructuring Plan" below and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Bankruptcy Proceedings and Restructuring Plan" below. Until EOTT LLC became the successor to the MLP's business, the MLP operated principally through four affiliated operating limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Pipeline Limited Partnership, and EOTT Energy Liquids L.P., each of which is a Delaware limited partnership. In 1999, EOTT Energy Finance Corp. was formed in connection with a debt offering to facilitate certain investors' ability to purchase our senior notes, more fully described in Note 8 to the Consolidated Financial Statements. In 2001, we formed EOTT Energy General Partner, L.L.C., which serves as the general partner for our four affiliated operating limited partnerships. Until our emergence from bankruptcy, EOTT Energy Corp. (the "General Partner"), a Delaware corporation and a wholly owned subsidiary of Enron Corp. ("Enron"), served as the general partner of the MLP and owned an approximate 1.98% general partner interest in the MLP. The General Partner filed for bankruptcy on October 21, 2002. Prior to March 1, 2003, based upon information provided by Enron, Enron beneficially owned approximately 18% of the MLP's outstanding common units, 78% of the MLP's outstanding subordinated units and 37% of the MLP's total units outstanding because it retained voting power and shared investment power over the securities. For details concerning Enron and its bankruptcy filing, see "Impact of Enron Bankruptcy on Our Business" below and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Bankruptcy of Enron and Certain of Its Subsidiaries, and Related Events" below. Unless the context otherwise requires, the terms "we" and "EOTT" refer to EOTT LLC and our four affiliated limited operating partnerships, EOTT Energy Finance Corp., and EOTT Energy General Partner, L.L.C. (the "Subsidiary Entities"), and for periods prior to our emergence from bankruptcy in March 2003, "we" and "EOTT" refer to EOTT Energy Partners, L.P. and its sole general partner, EOTT Energy Corp., as well as the Subsidiary Entities.

BANKRUPTCY PROCEEDINGS AND RESTRUCTURING PLAN

    On October 8, 2002, the MLP and the Subsidiary Entities filed pre-negotiated voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "EOTT Bankruptcy"). The filing was made in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "EOTT Bankruptcy Court"). Additionally, the General Partner filed a voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court in order to join in the voluntary, pre-negotiated Restructuring Plan. On October 24, 2002, the EOTT Bankruptcy Court administratively consolidated for distribution purposes the General Partner's bankruptcy filing with the previously filed cases. Until our emergence from bankruptcy, we operated as debtors-in-possession under the Bankruptcy Code, which means we continued to remain in possession of our assets and properties and continued our day-to-day operations.

    The EOTT Bankruptcy Court confirmed our Restructuring Plan on February 18, 2003, and it became effective on March 1, 2003. While this report covers the fiscal year ended December 31, 2002, this report should be read in light of our bankruptcy proceeding and Restructuring Plan. The Restructuring Plan and related disclosure statement were filed with the Securities and Exchange Commission ("SEC") on December 17, 2002 as part of a Form 8-K/A filing concerning the filing of the Restructuring Plan with the

EOTT Bankruptcy Court, and supplemented as part of a Form 8-K filed on March 4, 2003 concerning the confirmation of the Restructuring Plan (which filings are incorporated herein by reference). The outcome of our emergence from bankruptcy, the consummation of our Restructuring Plan and the level of success of our Restructuring Plan will materially affect many of the matters described in this report.

Restructuring Plan

    We entered into an agreement, dated October 7, 2002, with Enron, Standard Chartered Bank ("Standard Chartered"), Standard Chartered Trade Services Corporation ("SCTS"), Lehman Commercial Paper Inc. ("Lehman Commercial") and holders of approximately 66% of the outstanding principal amount of our senior notes (the "Restructuring Agreement"). Under this Restructuring Agreement, Enron, Standard Chartered, SCTS, Lehman Commercial and approximately 66% of our senior noteholders agreed to vote in favor of the Restructuring Plan, and to refrain from taking actions not in support of the Restructuring Plan.

    The Restructuring Plan, however, was subject to the approval of the EOTT Bankruptcy Court, and the proposed settlement agreement with Enron, discussed further below, was subject to the additional approval of the United States Bankruptcy Court for the Southern District of New York (the "Enron Bankruptcy Court"), where Enron and certain of its affiliates filed for Chapter 11 bankruptcy protection. The EOTT Bankruptcy Court approved the settlement agreement with Enron on November 22, 2002, and the Enron Bankruptcy Court approved the settlement agreement on December 5, 2002. The major provisions of the Restructuring Plan, which became effective March 1, 2003, are as follows:

    o Enron has no further affiliation with us or the General Partner. The General Partner will be liquidated as soon as practicable.

    o We consummated the settlement agreement with Enron, described further below.

    o EOTT was converted to a limited liability company structure and EOTT LLC became the successor registrant to the MLP. The MLP was merged into EOTT Energy Operating Limited Partnership. EOTT LLC owns and manages the current operating limited partnerships.

    o We are now managed by a seven-member Board of Directors. One of the directors is the chief executive officer of EOTT LLC, and the remaining six directors were selected by the former senior noteholders who signed the Restructuring Agreement at the confirmation hearing for our Restructuring Plan. The new board members are Thomas M. Matthews, who serves as Chairman, J. Robert Chambers, Julie H. Edwards, Robert E. Ogle, James M. Tidwell, S. Wil VanLoh, Jr., and Daniel J. Zaloudek. For further details on our new board members, see Item 10. "Directors and Executive Officers of the Registrant" below.

    o We cancelled our outstanding $235 million of 11% senior unsecured notes. Our former senior unsecured noteholders and holders of allowed general unsecured claims will receive a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 limited liability company units of EOTT LLC representing 97% of the newly issued units. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Working Capital and Credit Resources" and Note 8 to the Consolidated Financial Statements.

    o We cancelled the MLP's publicly traded common units, and the former holders of the MLP's common units received a pro rata share of 369,520 limited liability company units of EOTT LLC representing 3% of newly issued units and a pro rata share of 957,981 warrants to purchase an additional 7% of the new units. We cancelled the subordinated units and additional partnership interests. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Working Capital and Credit Resources" and Note 6 to the Consolidated Financial Statements.

    o We are authorized and intend to implement a management incentive plan for certain of our key employees and our directors. The incentive plan, once implemented, may reserve up to approximately 10% of EOTT LLC's authorized units for issuance to certain key employees and directors.

    o We will issue various notes for payment for certain classes of creditors in accordance with the Restructuring Plan.

    o We closed an exit credit facility with Standard Chartered, Lehman Brothers Inc. ("Lehman") and other lenders on February 28, 2003. The Term Loan Agreement and Letter of Credit Agreement under this facility have a term of 18 months post-bankruptcy under substantially the same terms as the debtor in possession facilities, with the inclusion of certain additional financial covenants. The inventory repurchase and trade receivables financing arrangements with SCTS under this exit credit facility each have an initial term of 6 months. We have the option to extend these arrangements for an additional 12 months subject to the payment of extension fees in the amount of 1% per annum of the maximum commitment under these arrangements and an increase in the interest rate from LIBOR plus 3% to LIBOR plus 7%.

    The following chart illustrates the new corporate structure of EOTT LLC after complete implementation of the Restructuring Plan described above:

                                     (100%)
            ------------------------
              EOTT Energy LLC                   ---------------
              (Employer Entity        --------  EOTT Energy
                     and                        Finance Corp.
            Publicly Traded Entity)             ---------------
            ------------------------
                |     100%       |
                |                |     L.P. Interest
                |                |       (99.99%)
     -------------------         |
|--  EOTT Energy General         |
|       Partner L.L.C.           |
|    -------------------         |
|                                |
|           |    G.P. Interest   |
|           |      (.01%)        |
|           |                    |
|           ------------------------
|            EOTT Energy Operating
|             Limited Partnership
|           ------------------------
|                        |
|                        |           L.P. Interest (99.99%)
|       --------------------------------------------------
|          |             |                               |
|          |             |                               |
| -------------        --------------------        -------------------
| EOTT Energy          EOTT Energy Pipeline        EOTT Energy Canada
| Liquids, L.P.        Limited Partnership         Limited Partnership
| -------------        --------------------        -------------------
|          |             |                         |     |
-----------------------------------------------------    |   (100%)
                                                         |
             G.P. Interest                       ------------------
               (.01%)                            EOTT Energy Canada
                                                 Management Ltd.
                                                 ------------------

Enron Settlement Agreement

    On October 8, 2002, we entered into a settlement agreement (the "Enron Settlement Agreement") with Enron, Enron North America Corp., Enron Energy Services, Inc., Enron Pipeline Services Company ("EPSC"), EGP Fuels Company ("EGP Fuels") and Enron Gas Liquids, Inc. ("EGLI") (collectively, the "Enron Parties"). As part of the Enron Settlement Agreement, Enron consented to the filing of our bankruptcy in the Southern District of Texas. The Enron Settlement Agreement provides for the following (among other things) in connection with the settlement of outstanding claims between the Enron Parties and us:

    o We entered into an Employee Transition Agreement with EPSC that provided for the transfer to us of certain employees of subsidiaries of Enron that perform pipeline operations services for us, effective January 1, 2003.

    o We entered into various agreements which terminated the agreements the General Partner had with Enron or an Enron affiliate to provide various management or operation services to us, which agreements included the Corporate Services Agreement with EPSC, the Corporate Services Agreement with Enron, and the Transition Services Agreement with EGP Fuels.

    o At December 31, 2002, we executed a promissory note payable to Enron in the initial principal amount of $6.2 million that is guaranteed by our subsidiaries (the "EOTT Note"). The EOTT Note is secured by an irrevocable letter of credit.

    o The employees, former employees and their covered spouses and dependents of the General Partner continued to participate in the Enron retirement and welfare benefit plans until December 31, 2002.

    o As additional consideration and as a compromise of certain claims, we paid Enron $1,250,000 on the effective date of our Restructuring Plan.

    o We agreed, among other things, to assume obligations in our bankruptcy cases and cure defaults under the Operation and Service Agreement with EPSC under which EPSC provided certain pipeline operation services to us. We also agreed to indemnify EPSC against claims arising from the General Partner's failure to perform its duties under this agreement or refusal to approve EPSC recommended items or modifications in the budgets.

    o In addition, we and the Enron Parties released each other from any and all claims except those expressly reserved in the Enron Settlement Agreement.

    For further information regarding the Enron Settlement Agreement, see "Management's Discussion and Analysis - Bankruptcy Proceedings and Restructuring Plan - Enron Settlement Agreement".

PRIOR YEAR UNAUDITED FINANCIAL INFORMATION

    In connection with a proxy filing submitted to the SEC in the fall of 2001 concerning our planned recapitalization, which was subsequently terminated due to the Enron bankruptcy, the SEC has been reviewing our 1934 Act filings. We have received a series of comments from the SEC to which we either have responded or are in the process of responding. In response to the SEC's comments regarding unauthorized trading activities, disclosed in our previous SEC filings, we restated prior year financial results in connection with our 2001 Form 10-K to reflect the fair value impact of these transactions over the periods during which the contracts were outstanding. The restatement resulted in a decrease in net income for the year 1998 of $1.0 million and a corresponding increase in net income for the year 1999 of $1.0 million. The effect of the restatement in 2000 only related to the quarterly periods. See "Management Discussion and Analysis - Results of Operations" and Note 3 to the Consolidated Financial Statements.

    On February 5, 2002, Arthur Andersen LLP ("Andersen") withdrew as our independent accountants. We were informed that Andersen's withdrawal related to Andersen's professional standard concerns, including auditor independence issues, related to events involving Enron. The restatement of our financial statements for the years 1998 and 1999, and the quarterly periods in 1999 and 2000, requires the issuance of a new audit opinion covering the years 1999 and 2000. PricewaterhouseCoopers LLP ("PwC"), our current independent accountants, has verbally agreed to perform re-audits of our financial statements for the years 1999 and 2000. In connection with our Restructuring Plan, a new Board of Directors and Audit Committee have been formed; however, the new Board of Directors and Audit Committee have not yet completed their review of this matter or formally engaged PwC to conduct the re-audits. Because the re-audits have not been performed, we are filing unaudited financial statements for the year 2000 with this Annual Report. See Note 3 to the Consolidated Financial Statements.

IMPACT OF ENRON BANKRUPTCY ON OUR BUSINESS

    Enron and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Enron Bankruptcy") with the Enron Bankruptcy Court beginning on December 2, 2001. Although the General Partner is a wholly-owned subsidiary of Enron, neither the General Partner nor we were a party to the Enron Bankruptcy.

    Enron's bankruptcy filing, nevertheless, adversely impacted us in numerous ways. At the time of the filing of the Enron Bankruptcy, we had a number of contractual relationships with Enron and its subsidiaries. The most significant of these relationships included ten-year toll conversion and storage agreements (the "Toll Conversion Agreement" and the "Storage Agreement") with EGLI, a wholly-owned subsidiary of Enron that was included in Enron's bankruptcy filings; Enron's guaranty of payments under the Toll Conversion and Storage Agreements (limited to $50 million under the Toll Conversion Agreement and $25 million under the Storage Agreement); an obligation of Enron to provide cash distribution support up to $29 million to us for any shortfall in available cash below our minimum quarterly distribution amount to the MLP unitholders through the fourth quarter of 2001; an Enron credit facility in the amount of $1.0 billion to provide us credit support in the form of guarantees, letters of credit and working capital loans with sublimits of $100 million for working capital loans and $900 million for guarantees and letters of credit that expired December 31, 2001; and Enron indemnity obligations entered into in connection with the purchase of the liquids processing, storage and transportation assets in June 2001. Enron's financial deterioration and related bankruptcy significantly and adversely affected the arrangements described above and had a number of other material effects on our business and Board of Directors. For further details regarding our relationships with Enron and its subsidiaries and the impact of the Enron's Bankruptcy, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Bankruptcy of Enron and Certain of Its Subsidiaries, and Related Events," and
Item 13. "Certain Relationships and Related Transactions."

BUSINESS ACTIVITIES

    We are engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil, natural gas liquids ("NGL") and related activities. We are one of the largest independent crude oil gathering and marketing companies in North America. As of January 2003, we have approximately 973 full-time employees. We currently gather and market from approximately 29,000 field gathering points in 17 states and Canada, averaging 243,000 barrels per day at the end of 2002. In addition, we are engaged in interstate and intrastate crude oil transportation and crude oil terminaling and storage activities. We purchase crude oil from various producers and operators and market the crude oil to refiners and other customers nationwide. We transport crude oil through pipelines, including approximately 8,000 miles of active gathering and transmission pipelines that we own, as well as through our trucking operation, which includes a fleet of 238 owned or leased trucks. We have approximately 9.9 million barrels of active storage capacity associated with field tanks. We own and operate a hydrocarbon processing plant that produces methyl tertiary butyl ether ("MTBE") and isobutylene and own and operate a Gulf Coast natural gas liquids storage facility and related transportation assets. Through our West Coast Operations, we fractionate and transport natural gas liquids and process natural gas. Our principal business segments are our North American - East of Rockies crude oil gathering and marketing operations, our Pipeline Operations, our Liquids Operations and our West Coast Operations. See Note 15 to the Consolidated Financial Statements for certain financial information by business segment.

    We engage in the following business activities:

    o GATHERING AND MARKETING. We gather, store and transport crude oil in the United States and Canada. This involves purchasing and gathering crude oil from over 1700 producers, operators and other sellers for subsequent sale to refiners and other customers. We also provide certain accounting and administrative services to some producers and operators. We believe that our ability to offer reliable and reasonably priced services to producers and operators is a key factor in maintaining lease crude oil volumes. After the sale of our West Coast crude oil gathering and marketing operations in June 2001, all of these operations are included in our North American Crude Oil - East of Rockies business segment.

    o PIPELINE OPERATIONS. Through our common carrier pipeline systems, we transport crude oil for our gathering and marketing operations and for third parties pursuant to published tariff rates regulated by the Federal Energy Regulatory Commission ("FERC") and state regulatory authorities. We transported an average of approximately 391,000 barrels per day at the end of 2002, a significant portion of which was transported for our own gathering and marketing operations. We conduct these operations in our Pipeline Operations business segment. Approximately 74% of the revenues from our Pipeline Operations business segment for the twelve months ended December 31, 2002 were generated from tariffs charged to our North American Crude Oil - East of Rockies business segment and sales of crude oil inventory to our North American Crude Oil - East of Rockies business segment.

    o LIQUIDS OPERATIONS. We own and operate liquids processing, storage and transportation assets purchased in June 2001, which are located in the Texas Gulf Coast region. Our hydrocarbon processing complex at Morgan's Point, Texas (the "Morgan's Point Facility") produces approximately 16,000 barrels per day of MTBE or MTBE equivalents and other end products. Our natural gas liquids storage facility located in Mont Belvieu, Texas (the "Mont Belvieu Facility") consists of 10 active storage wells and, through that facility, we provide capacity of approximately ten million barrels. Through a 120-mile liquids transportation grid system and related loading, unloading and transportation facilities, we transport natural gas liquids and other products to and from the Mont Belvieu Facility, the Morgan's Point Facility and other distribution points.

    o WEST COAST OPERATIONS. We own and operate natural gas liquids fractionation and natural gas processing facilities, refrigerated propane storage and a related truck and rail distribution facility in the San Joaquin Valley, California. Through our West Coast Operations, we process mixed natural gas liquids and various refinery liquids streams into specific natural gas liquids products, and extract natural gas liquids from natural gas production located in an area near Bakersfield, California. On June 1, 2002, we sold our refined petroleum products marketing operations, and effective June 30, 2001, we sold our West Coast crude oil gathering and blending operations.

NORTH AMERICAN CRUDE OIL - EAST OF ROCKIES OPERATIONS

    Our crude oil gathering and marketing operations consist of purchasing and gathering crude oil from producers and operators in 17 states and Canada for subsequent sale to refiners and other customers. Gathering and marketing of crude oil consists of:

    o purchasing lease crude oil from producers and operators at field gathering points and in bulk from aggregators at major pipeline interconnections and marketing locations;

    o transporting crude oil through our own proprietary or common carrier pipelines, through our fleet of trucks or on assets owned and operated by third parties;

    o buying and selling crude oil or exchanging it for either another grade of crude oil or for crude oil at a different geographic location or delivery time in order to increase margins or meet contract delivery requirements; and

    o marketing crude oil to refiners, large integrated oil companies and other customers.

    As a gatherer and marketer, we seek to earn profits primarily by buying crude oil at competitive prices, efficiently transporting and handling the purchased crude oil and marketing the crude oil to refinery customers or other trade partners. We purchase and sell crude oil primarily under contracts with 30-day renewable terms, with some contracts having terms from two months to one year. In connection with the acquisition of assets from Koch Oil Company, now Koch Supply & Trading, L.P. ("Koch") in December 1998, we entered into a 15-year supply contract at market-based prices with Koch, which currently accounts for approximately 30% of our lease crude oil volumes. For further details, see Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other."

Crude Oil Gathering

    In a typical producer's operation, crude oil flows from the oil well to a separator where the petroleum gases are removed. After separation, the crude oil is treated to remove water, sand and other contaminants and is then moved into the producer's on-site storage tanks. When the tank is full, the producer contacts field personnel to purchase and transport the crude oil to market. We use our pipelines and trucks to transport to market most of the crude oil we purchase.

    We engage in several types of purchases, sales and exchanges of crude oil. Most transactions we enter into are at market responsive prices, with a large number of transactions on a 30-day renewable basis. Such purchases are automatically renewable on a month-to-month basis until terminated by either party. The purchases are typically based on our daily posted prices, other quoted market related prices plus a bonus or market adjustment. The bonus is determined based on grade of oil, transportation costs and other competitive factors. Both the posted price and the bonus change in response to market conditions. Posted prices can change daily, and bonuses, in general, can change every 30 days as contracts renew. Conducting business under these short-term contracts with multiple producers helps us reduce our overall basis risk (i.e., the risk that price relationships between delivery points, grades of crude oil or delivery periods will change). See "Risk Management/Derivatives."

Crude Oil Marketing

    The marketing of crude oil is complex and requires detailed knowledge of the crude oil market and a familiarity with a number of factors including: types of crude oil, individual refinery demand for specific grades of crude oil, area market price structures for the different grades of crude oil, location of customers, availability of transportation facilities, and timing and costs (including storage) involved in delivering crude oil to the appropriate customer. We market crude oil through our extensive gathering and marketing asset base, which allows us to select among several transportation, storage and delivery alternatives.

    Generally, as we purchase lease crude oil, we enter into corresponding sale transactions involving physical deliveries of crude oil to third party users, such as independent refineries, or corresponding sales of futures contracts on the New York Mercantile Exchange ("NYMEX"). This process enables us to minimize our exposure related to price risk until we make physical delivery of the crude oil. After the initial purchase of a lease barrel, we may re-market that barrel both in the futures and physical markets in order to maximize the value of the lease crude oil volumes. Throughout the process, we seek to maintain a substantially balanced position with respect to the price and volume of crude oil purchases and sales; however, we have certain risks that cannot be completely hedged, including, among other things, basis risks and the risk that the estimated lease volumes to be purchased could vary from what is actually purchased.

    Market conditions significantly impact our sales and marketing strategies. During periods when the demand for crude oil is weak, the market for crude oil is often in "contango," meaning that the price of crude oil in a given month is less than the price of crude oil in a subsequent month. In a contango market, storing crude oil is favorable, because storage owners at major trading locations can simultaneously purchase production at lower current prices for storage and sell at higher prices for future delivery. When there is a higher demand than supply of crude oil in the near term, the market is "backwardated," meaning that the price of crude oil in the prompt month exceeds the price of crude oil in a subsequent month. A backwardated market has a positive impact on marketing margins because crude oil gatherers can capture a premium for prompt deliveries.

Producer Services

    Purchasing crude oil from producers and operators is done on the basis of competitive pricing and reliable and responsive customer service. We believe that our ability to offer services to producers and operators is an important factor in maintaining lease crude oil volumes and in obtaining new volumes. Our gathering and marketing assets and related service capabilities allow us to provide timely pickup of crude oil from producers' tanks at the lease or production point, accurate measurement of crude oil volumes delivered, and certain accounting and administrative services. Accounting and administrative services include processing division orders (dividing payments among the owners of interests in a lease), providing statements of the crude oil purchased by us each month, disbursing production proceeds to interest owners and calculation and payment of severance and production taxes on behalf of interest owners. In order to compete effectively, we must efficiently handle title and division order issues and payment and regulatory reporting of all severance and production taxes. We must do this in a professional and timely manner, thereby ensuring the prompt and correct processing or payment of crude oil production proceeds and taxes. These producer services will continue to be a key component in our strategy as the smaller producers find it difficult to maintain these services internally.

Competition

    Competitive factors in the crude oil gathering and marketing business include price, quality of service, transportation facilities, financial strength and knowledge of products and markets. There are a number of structural and economic factors impacting all of our market segments that drive new customer needs, change competitor dynamics and, consequently, create new challenges and opportunities for responsive market participants. The general decline in domestic lease crude oil production has made competition among gatherers and marketers even more intense.

    In our crude oil gathering and marketing business, we compete with major oil companies, large independent crude gatherers and a large number of small regional independent gatherers. Our principal competitors in the purchase of leasehold crude oil production include BP Amoco PLC, Shell, Plains All American, Sun Refining & Marketing, and various regional competitors.

PIPELINE OPERATIONS

    Through our common carrier pipeline systems, we transport crude oil for our North American Crude Oil - East of Rockies business segment and third party customers pursuant to published tariff rates regulated by the FERC and state regulatory authorities. Accordingly, we offer transportation services to any shipper of crude oil, provided that the crude oil meets the conditions and specifications contained in the applicable pipeline tariff. Our Pipeline Operations business segment transported an average of approximately 391,000 barrels per day through our regulated pipeline systems as of the end of 2002. Pipeline revenues are primarily a function of the amount of crude oil transported through the pipeline, known as throughput, and the applicable pipeline tariffs. Approximately 74% of the revenues from our Pipeline Operations business segment for the twelve months ended December 31, 2002 were generated from tariffs charged to our North American Crude Oil - East of Rockies business segment and sales of crude oil inventory to our North American Crude Oil - East of Rockies business segment. Our operating income from our Pipeline Operations business segment is primarily generated by the difference between the published tariff and the fixed and variable costs of operating the pipelines.

    The General Partner entered into an agreement with EPSC, a wholly-owned subsidiary of Enron that is not in bankruptcy, to provide certain operating and administrative services to the General Partner, effective October 1, 2000. EOTT LLC took over these services effective January 1, 2003. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Bankruptcy Proceedings and Restructuring Plan."

    We believe that pipelines provide the lowest-cost method of transportation, and accordingly, in the past we focused on increasing the percentage of barrels transported via pipelines through acquisitions of pipeline assets. Our extensive pipeline network allows us to be the low-cost operator in many of the regions in which we operate. In addition, with an increase in volume, we have the opportunity to add incremental cash flow at marginal additional cost given that our pipeline system operates at approximately two-thirds of capacity.

LIQUIDS OPERATIONS

    In June 2001, we paid $117 million in cash to Enron and State Street Bank and Trust Company of Connecticut, National Association, Trustee for the Morgan's Point Facility and Mont Belvieu Facility through our wholly-owned subsidiary, EOTT Energy Liquids, L.P. and concurrently entered into ten-year Toll Conversion and Storage Agreements. These agreements are no longer in place as a result of the Enron Bankruptcy. We financed the purchase price for these facilities through borrowings from SCTS under short-term inventory and receivables financing facilities.

    Through our Liquids Operations, we process, store and transport gasoline blendstocks, petrochemical feedstocks and natural gas liquids in the Gulf Coast region. We purchase natural gas liquids feedstocks, upgrade natural gas liquids to higher value petrochemicals, manufacture MTBE by chemically combining a portion of our petrochemical production with purchased methanol, transport our products to markets, and sell our products to refiners, motor gasoline blenders, petrochemical companies and other participants in the market for our hydrocarbon products. In addition, we store and transport natural gas liquids and petrochemicals using our 10 million barrels of underground storage capacity at Mont Belvieu and our 120-mile transportation grid interconnecting a number of refineries, fractionators and petrochemical plants located in the Houston Ship Channel area.

Morgan's Point Production and Sales

    Our Morgan's Point Facility is comprised of three separate units or processes:

         1. Our Butamer Unit isomerizes normal butane to isobutane. The isobutane produced by the Butamer Unit is treated for the removal of sulfur and the treated isobutane is used in the Oleflex Unit or is marketed to third party customers through existing pipeline connections.

         2. Our Oleflex Unit uses a dehydrogenation process to remove hydrogen from isobutane molecules to form isobutylene. Isobutylene is used in the MTBE Plant but is also marketed to nearby customers via pipeline connections.

         3. Our MTBE Plant reacts isobutylene with methanol to produce MTBE. We market our MTBE production to refiners, motor gasoline blenders and other area companies via our Morgan's Point barge dock adjacent to the Houston Ship Channel.

    In the process of producing isobutane, isobutylene and MTBE, we utilize licenses from UOP LLC.

    MTBE is a component used by refiners and blenders as an octane enhancer and oxygenate for gasoline. The market for MTBE as an octane enhancer grew rapidly in the 1980s as a result of the phasing out of lead gasoline additives for environmental reasons. The passage of additional environmental legislation, particularly the Clean Air Act Amendments of 1990, to reduce carbon monoxide and ozone pollution in a large number of

U.S. cities furthered the growth in demand for MTBE as an oxygenate to enhance the clean burning properties of gasoline. The Oxygenated Fuel Program, effective November 1992, mandated oxygenate content for gasoline in winter months in carbon monoxide non-attainment areas and the Reformulated Fuel Program, effective January 1, 1995, required the sale of reformulated gasoline year-round in cities having severe ozone depletion. Approximately 70% of U.S. reformulated gasoline contains MTBE as an oxygenate.

Product Distribution System

    Our Morgan's Point Facility is strategically located at the entrance to the Houston Ship Channel, with existing pipeline connections to draw upon the vast supplies of feedstock available at Mont Belvieu, Texas, which is the world's largest aggregation point for natural gas liquids and other hydrocarbons. Our facility has excellent access to a large number of major refining and petrochemical complexes in the area through our own transportation grid, and through facilities provided by third parties. Our principal feedstocks are methanol, normal butane and natural gas, which we purchase from various suppliers on both a short-term contract and spot basis at prices linked to prevailing market prices. We sell MTBE to refiners, motor gasoline blenders, petrochemical companies and other participants in the market for our hydrocarbon products on both a short-term contract and spot basis at prices linked to prevailing market prices. The MTBE we produce leaves our Morgan's Point Facility by way of our barge dock located at the entrance of the Houston Ship Channel.

Market and Competition

    The growth in the market for MTBE has historically been driven by the requirements of the Clean Air Act ("CAA"). Although oxygen requirements under the CAA can be attained using other oxygenates such as ethanol, MTBE gained acceptance due to its availability and the fact that gasoline containing MTBE can be transported through pipelines, which is a significant competitive advantage over ethanol which is typically transported via rail and truck. Substantially all of the MTBE produced in the United States is used in the production of oxygenated and reformulated gasoline. Demand for MTBE is therefore dependent on the demand for oxygenated and reformulated gasoline, which accounts for approximately 38% of the gasoline consumed in the United States. Gasoline usage is affected by many factors, including its price, which is dependent on the price of crude oil, seasonal demand patterns and the economy. Future MTBE demand is also highly dependent on environmental regulation and federal and state legislation.

    We compete with MTBE producers in the United States including refiners who produce MTBE for internal consumption in the blending of oxygenated and reformulated gasoline. Competitive factors affecting the MTBE market include the cost of feedstocks and other productions costs, the availability of long term contracts for feedstocks and end products, the availability of commercial capacity, the availability and cost of shipping and federal and state regulations regarding the oxygen content of gasoline.

Restrictions on MTBE Production or Use

    The presence of MTBE in some water supplies in California and other states due to gasoline leakage from underground and aboveground storage tanks and other sources has led to public concern that MTBE has contaminated drinking water supplies, and thereby resulted in a possible health risk. Accordingly, California and New York have ordered the ban of the use of MTBE as a gasoline component by December 31, 2003. Several major refiners in California replaced MTBE with ethanol beginning January 1, 2003. Heightened public awareness has also resulted in other states and the U.S. Environmental Protection Agency ("EPA") either passing or proposing restrictions on, or banning the use of, MTBE. A total of 19 states have enacted laws to phase out or limit MTBE over the next five years. If MTBE were to be restricted or banned in Texas or throughout the United States, we could modify the Morgan's Point Facility to produce other products by a conversion of the Morgan's Point Facility. However, modifying our existing Morgan's Point Facility to produce other gasoline blendstocks such as alkylates would require a substantial capital investment. As a result of our restructuring, we may not have enough resources available to effect such a conversion. For further details, see "Environmental Matters" below, Item 7. "Management's Discussion and Analysis of

Financial Condition and Results of Operations - Environmental Matters," and Note 12 to our Consolidated Financial Statements.

Mont Belvieu Facility

    In connection with our acquisition of the processing facility at Morgan's Point described above, we also purchased natural gas liquids storage and transportation facilities located at Mont Belvieu, Texas and our transportation grid which interconnects a number of refineries, fractionators, and petrochemical plants located in the Houston Ship Channel area. The Mont Belvieu area is considered to be the hub of the natural gas liquids industry in the United States because its geologic structure is conducive to the operation of natural gas liquids storage facilities and because of its close proximity to numerous refineries and petrochemical plants. While the area is filled with potential customers, it is also filled with many of our principal competitors, such as Enterprise and Lyondell, each of which has substantial storage facilities in or near Mont Belvieu. The presence of competitors means that our product, pricing and profit margins are subject to significant competition. Natural gas liquids and petrochemical feedstocks are the primary products stored at Mont Belvieu. Although we do use some of our storage capacity to store our own feedstocks and natural gas liquids, we currently market the bulk of our storage capacity to third parties.

    Our costs of providing storage space and transportation services are largely fixed, with the only major exception being the cost of power. Therefore, for the most part, our prices and profit margins are affected primarily by the utilization of our storage and delivery capacity by our customers. Higher levels of utilization are driven by the flexibility of our delivery system, access to end-use markets via our transportation grid, and supply and demand in the markets for natural gas liquids and petrochemicals.

Toll Conversion and Storage Agreements

    Concurrent with acquiring the liquids processing, storage and transportation assets described above, we entered into a ten-year Toll Conversion Agreement with EGLI pursuant to which we were to receive fees for converting feedstocks, consisting of various types of natural gas liquids, into liquid petroleum products, and a ten-year Storage Agreement for the use of a significant portion of our storage and transportation grid system and the provision of certain related transportation, handling, maintenance and other operational services, both agreements being with EGLI. Under both agreements, EGLI retained all existing third party commodity, transportation and storage contracts associated with these facilities.

    As a result of these contractual arrangements with EGLI, we expected that the future performance of the acquired assets would differ substantially from the historical financial and operating performance of the assets. On December 3, 2001, EGLI was included in Enron's Chapter 11 filings. As a result of EGLI's non-performance under these agreements, we recorded a $29.1 million impairment in the fourth quarter of 2001, representing our total remaining investment in the agreements. See Note 7 to our Consolidated Financial Statements for information regarding this impairment charge.

    Following non-performance by EGLI under these agreements and EGLI's bankruptcy, we took over commercial operation of the Morgan's Point Facility. We could not, however, enter into any long-term contracts until the Toll Conversion Agreement was rejected. In addition, until the Storage Agreement was rejected, we could not enter into any third party storage contracts.

    On April 2, 2002, the Enron Bankruptcy Court entered a stipulation and agreed order rejecting the Toll Conversion and Storage Agreements (the "Stipulation"), which order became final and non-appealable on April 12, 2002. Rejection of our Storage Agreement with EGLI resulted in the loss of the buyer of the fixed throughput and storage capacity at the Mont Belvieu Facility. However, the rejection allowed us to directly seek new customers and pursue long-term contracts for the Mont Belvieu Facility to replace the long-term and continuous stream of revenue we expected under the Storage Agreement with EGLI. Although we are using some of our storage capacity in our operations and marketing activities related to the Morgan's Point Facility, we are marketing the majority of the storage capacity to third parties, usually those with a presence in Mont Belvieu, Texas.

    As a result of the rejection of our Toll Conversion Agreement by EGLI, our operation of the Morgan's Point Facility was converted to a merchant operation, which means that we take title to feedstocks and sell products directly to third parties, as opposed to providing tolling services to EGLI. This means that we bear the risk of physical loss associated with storing these feedstocks and products. We are also exposed to fluctuations in the commodities market. We are subject to a significant increase in commodity price risk for feedstocks and marketing and commodity price risk associated with owning and selling MTBE and other end products, which may vary based on factors beyond our control. We are continuing to operate the assets and are examining long-term options for their operation, which could include a sale of the facilities.

    Also as a result of the rejection of these agreements, we filed a claim for rejection damages in the Enron Bankruptcy Court. However, we withdrew this claim pursuant to the terms of the Enron Settlement Agreement. For further details regarding our Settlement Agreement with Enron, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Bankruptcy Proceedings and Restructuring Plan - Enron Settlement Agreement."

WEST COAST OPERATIONS

    Through our West Coast Liquids operation, we provide a number of services to West Coast natural gas liquids and natural gas markets, including gathering and processing of natural gas, delivery of natural gas to local gas distribution systems, rail and truck terminaling of natural gas liquids feedstocks, throughput and processing of mixed natural gas liquids streams, fractionation of mixed natural gas liquids into discrete ("purity") natural gas liquids products such as propane, normal butane, isobutane, and natural gasoline, storage and railroad/truck terminaling of natural gas liquids products, bulk storage of propane, and truck and rail transportation of propane and other natural gas liquids through the California market. We have the capacity to process up to 20 million cubic feet per day of natural gas, 8,000 barrels per day of mixed natural gas liquids fractionation, and can store up to five million gallons of propane.

    Prior to June 30, 2001, we were engaged in crude oil gathering and marketing, natural gas liquids and refined products marketing on the West Coast. Effective June 30, 2001, we sold our crude oil gathering and marketing operations to Pacific Marketing and Transportation LLC for $14.3 million. On July 1, 2002, we sold our refined products marketing operations to Trammo Petroleum, Inc. The sales price was not significant.

RISK MANAGEMENT/DERIVATIVES

    We attempt to minimize our exposure to commodity prices. Generally, as we purchase lease crude oil at prevailing market prices, we enter into corresponding sales transactions involving physical deliveries of crude oil to third party users, such as refiners or other trade partners, or a sale of futures contracts on the NYMEX. This process gives us the opportunity to profit on the transaction at the time of purchase and to minimize our exposure to commodity price fluctuations.

    Price risk management strategies, including those involving price hedges using NYMEX futures contracts, are very important in maintaining or increasing our gross margins. Such hedging techniques require resources which manage both futures positions and physical inventories. Another important element of the hedging techniques is the accurate estimation of lease crude oil volumes that will actually be purchased when we pick them up from the producers. We effect transactions both in the futures and physical markets in order to deliver the crude oil to its highest value location or otherwise to maximize the value of the crude oil we control. Throughout the process, we seek to maintain a substantially balanced risk position at all times. We do have certain risks that cannot be completely hedged such as basis risks (the risk that price relationships between delivery points, grades of crude oil or delivery periods will change) and the risk that transportation costs will change, and from time to time we enter into transactions providing for purchases and sales in future periods in which the volumes of crude oil are balanced, but where either the purchase or sale prices are not fixed at the time at which the transactions are consummated. In such cases, we are subject to the risk that prices may change or that price changes will not occur as anticipated.

    We are also subject to commodity price risk associated with the Morgan's Point Facility. Our ability to maintain or increase gross profit and to protect ourselves from adverse price changes is dependent on the success of our marketing and price risk management strategies. We can make no assurance that our marketing and price risk management strategies will be successful in protecting us from risks or in maintaining our gross margins at desirable levels.

CREDIT

    Credit review and analysis are integral to our marketing activities. Payment for all or substantially all of the monthly lease crude oil gathered is, in many instances, made to the operator of the lease. The operator, in turn, is responsible for the correct payment and distribution of such production proceeds to the proper parties. In these situations, we determine whether the operator has sufficient financial resources to make such payments and distributions and to indemnify and defend us in the event any third party should bring a protest, action or complaint in connection with the ultimate distribution of production proceeds by the operator.

    In our marketing activities, we use a credit rating system and independent analysis to determine the amount, if any, of the open credit to be extended to any given customer. We then monitor the exposure to the customer in comparison to the line of credit extended and pursue any variances. Certain customers post letters of credit enabling them to transact business with us. Since typical sales transactions can involve tens of thousands of barrels of crude oil or other products, the risk of non-payment and non-performance by customers is a major consideration in our business. We, however, can make no assurances that our credit system, policies and procedures will be successful in preventing a significant loss from customer default.

    The amount and profitability of our business is also dependent on our own credit standing and the willingness of third parties to engage in transactions with us without requiring us to furnish third party credit support. As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Bankruptcy of Enron and Certain of Its Subsidiaries, and Related Events" and primarily as a result of our bankruptcy and the Enron bankruptcy, our trade creditors have been less willing than before the Enron bankruptcy to extend credit to us on an unsecured basis, and the amount of letters of credit we have been required to post for our business increased significantly. Letters of credit were approximately $196 million in December 2001, increasing to $274.0 million in December 2002.

ENVIRONMENTAL MATTERS

    We are subject to federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. At the federal level, such laws include, among others, the CAA, the Clean Water Act, the Oil Pollution Act, the Federal Resources Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and the National Environmental Policy Act ("NEPA"), as each may be amended from time to time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties or the imposition of injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly, and there can be no assurance that we will not incur such costs in material amounts. Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and we anticipate that there will be continuing changes. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for us and other businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly in order to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

    The CAA controls, among other things, the emission of volatile organic compounds, nitrogen oxides, and all other ozone-producing compounds in order to protect national ambient air quality in accordance with standards established for ozone and other pollutants. Such emissions may occur from the handling or storage of petroleum or natural gas liquids. The sources of emissions that are subject to control and the types of controls required are a matter of individual state air quality control implementation plans that set forth emission limitations. Both federal and state laws impose substantial administrative, civil and even criminal penalties for violation of applicable requirements. As part of our regular overall evaluation of current operations, we assess the need for new, or amendment of existing, air permits at our properties. We believe that our overall operations are in substantial compliance with applicable air quality requirements.

    We generate wastes, including hazardous wastes, that are subject to the RCRA and comparable state statutes. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, certain oil and gas exploration and production wastes handled by us that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" and therefore be subject to more rigorous and costly operating and disposal requirements.

    The CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the generator of a "hazardous substance," the owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances that have been released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the ordinary course of our operations, substances may be generated that fall within the definition of "hazardous substances." Our operations are also impacted by regulations governing the disposal of naturally occurring radioactive materials ("NORMs"). Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or under other locations where such wastes have been taken for disposal, whether by us or by other operators or owners of property acquired by us. Moreover, we may own or operate properties that in the past were operated by third parties whose operations were not under our control. Those properties and any wastes that may have been disposed or released on them may be subject to CERCLA, RCRA and analogous state laws, and we potentially could be required to remediate such properties.

    The Clean Water Act, as amended by the Oil Pollution Act of 1990 ("OPA"), controls, among other things, the discharge of oil and other petroleum products into waters of the United States. The Clean Water Act provides penalties for any unauthorized discharges of pollutants (including petroleum products) into waters of the United States and imposes substantial potential liability for the costs of responding to an unauthorized discharge of pollutants, such as an oil spill. State laws governing the control of water pollution also provide varying administrative, civil and criminal penalties and liabilities in the event of a release of petroleum or other related products into surface waters or onto the ground. Federal and state permits for such water discharges may be required.

    OPA also imposes a variety of requirements on "responsible parties" for oil and gas facilities related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The term "responsible parties" includes the owner or operator of an oil or gas facility that could be the source of an oil spill affecting jurisdictional waters of the United States. The term "waters of the United States" has been broadly defined to include inland water bodies, such as wetlands, rivers, and creeks, as well as coastal waters. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. OPA establishes a liability limit for onshore facilities of up to $350 million while the limit for offshore facilities is all removal costs plus up to $75 million in other damages. Responsible parties, however, cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a responsible party fails to report a spill or to cooperate fully in the cleanup. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill response plan, and a demonstration of the operator's ability to pay for environmental cleanup and restoration costs likely to be incurred in connection with an oil spill. Failure to comply with these OPA requirements or inadequate cooperation in a spill event may subject a responsible party to administrative, civil or criminal actions. While we believe that we are in substantial compliance with the requirements of OPA, we cannot predict future events which would have a material impact on our financial condition or our results of operations.

    NEPA may apply to certain extensions or additions to a pipeline system. Under NEPA, if any project is to be undertaken which would significantly affect the quality of the environment and require a permit or approval from a federal agency, the federal agency may require preparation of a detailed environmental impact study. The issuance by a federal agency of a permit or approval to construct or extend a pipeline system may constitute a major federal action under NEPA. The effect of NEPA may be to delay or prevent construction of new facilities or to alter their location, design or method of construction. Similar state laws may also be applicable to us.

    Enron received a request for information from the EPA under Section 308 of the Clean Water Act requesting information regarding certain discharges and releases from oil pipelines owned or operated by Enron and its affiliated companies for the time period July 1, 1998 to July 11, 2001. The only domestic crude oil pipelines owned or operated by Enron at the time of the request and for the time period covered were EOTT's pipelines. EOTT's pipelines were operated by either the General Partner, a wholly owned subsidiary of Enron, or EPSC, also an Enron subsidiary, for the time period in question. At the time the EPA issued the Section 308 request to Enron, EPSC operated EOTT's pipelines on EOTT's behalf, through an agreement between EPSC and the General Partner. The General Partner and EPSC retain operator liability for the time period at issue per the Operation and Service Indemnity set forth in the Enron Settlement Agreement. Enron responded to the EPA's Section 308 request in its capacity as the operator of the pipelines actually owned by EOTT. EOTT retains all liability for the pipelines for which an owner would be responsible. In addition to the retention of ownership liability, EOTT may also be required to indemnify the General Partner and its Affiliates for operator liability, should any be found. Under the terms of the Partnership Agreement, EOTT is obligated to indemnify the General Partner and its Affiliates (including Enron) for all actions associated with activities undertaken on behalf of EOTT. This indemnification obligation is limited to actions undertaken in good faith, and may only be satisfied from EOTT's assets. Enron's bankruptcy and our bankruptcy did not affect our liability as owner of the pipelines, nor does it affect EOTT's indemnification obligations under the Partnership Agreement. While EOTT cannot predict the outcome of the EPA's Section 308 review, the EPA could seek to impose liability on us with respect to the matters being reviewed. The outcome of the EPA 308 request is not yet known and EOTT is unaware of any potential liability of EOTT, Enron or its affiliates. However, EOTT assumes that it is fully responsible as owner for any environmental claims or fines in relation to the pipelines (subject to insurance claims or other third party claims to which EOTT might be entitled). Our bankruptcy proceedings did not relieve us from potential environmental liability. Consequently, we believe neither Enron's bankruptcy nor our bankruptcy has had a material impact on any potential environmental liability.

    The presence of MTBE in some water supplies in California and other states due to gasoline leakage from underground and aboveground storage tanks and other sources, has led to public concern that MTBE has contaminated drinking water supplies, and thereby resulted in a possible health risk. As a result, in 1999, the Governor of California requested a waiver of oxygen requirements for gasoline imposed by the CAA for areas of ozone non-attainment. In June 2001, the EPA denied California's request to opt out of the oxygenated fuels requirements, which would have allowed the state to ban the use of MTBE in gasoline sold within its borders. As a result of the EPA's decision, the Governor of California extended the deadline for the ban of the use of MTBE in California to December 31, 2003 based on concerns about the availability and cost of alternatives to MTBE as an oxygenate in gasoline.

    Heightened awareness of possible MTBE contamination has resulted in the filing of numerous lawsuits, generally pursuing products liability theories, in numerous jurisdictions, including Texas. Defendants in these suits, including MTBE producers, oil and gas companies, fuel distributors and others, have claimed generally that federal and state laws permitted them to use MTBE to meet federal clean air standards and have argued that such claims are pre-empted by the 1990 CAA amendments. One such case was brought in a California Superior Court against multiple defendants including MTBE manufacturers, refiners and gasoline distributors alleging that MTBE contaminated ground water near Lake Tahoe, California. The jury found the defendants liable for the MTBE contamination and the case eventually reached settlement. While we believe we have manufactured and sold MTBE in compliance with applicable laws permitting our activities, and we have not been included in any of these lawsuits, it is possible that we could be adversely affected by such a lawsuit in the future.

    Heightened public awareness has also resulted in other states and the EPA either passing or proposing restrictions on, or banning the use of, MTBE. As of December 2002, 19 states had enacted laws to phase out or limit MTBE. In July 2001, Illinois enacted legislation banning MTBE as of July 2004. A Rhode Island legislator has proposed a plan to eliminate MTBE by July 2003. The New England Governors' Conference resolved in August 2001 to engage in a coordinated effort to amend the CAA to lift the oxygen mandate for reformulated gasoline ("RFG") or to press the EPA to allow these states to opt out of the RFG program's oxygen requirements. Currently, Texas, the only state in which we produce MTBE, has not banned MTBE. No assurances, however, can be made that Texas will not enact such legislation. The July 1999 report of the EPA's "Blue Ribbon Panel on Oxygenates in Gasoline" recommended the reduced use of MTBE in the United States. In 2000, the EPA announced its intent to seek legislative changes to give the EPA the authority to ban the use of MTBE over a three-year period, and as of March 2000, the EPA also sought to ban MTBE using its rulemaking authority under the Toxic Substances Control Act. Both the EPA and state regulatory agencies have also established remediation and drinking water standards for MTBE that require treatment for water with high concentrations of MTBE (the EPA drinking water standard is 20 to 40 parts per billion).

    As part of the ongoing Energy Policy Act debate, both the U.S. House of Representatives and the U.S. Senate have introduced bills in 2002 which would have had a significant impact on the MTBE market at the national level. The Senate bill would have banned MTBE use in three years after enactment. Although these bills were ultimately abandoned in late 2002, the concepts continue to be considered as part of comprehensive energy legislation. In early 2003, the Senate Minority Leader introduced legislation that would ban MTBE use in four years and triple the use of ethanol in gasoline to 5 billion gallons by 2012. Similarly, the House Energy and Air Quality Subcommittee Chairman introduced comprehensive energy legislation that is silent on the issue of MTBE.

    It is likely that fuel content, including MTBE use, will continue to be a subject of legislative debate. Likewise, members of the Bush Administration have made statements in favor of conversion for MTBE substitutes to the use of ethanol as an alternative to MTBE. If MTBE were to be restricted or banned in Texas or throughout the United States, we could modify the Morgan's Point Facility to produce other products. We believe that modifying our existing Morgan's Point Facility to produce other gasoline blendstocks such as alkylates would require a substantial capital investment. As a result of our restructuring, we may not have enough resources available to effect such a conversion. Further, we cannot predict whether similar legislation to the proposed Energy Policy Act may be passed, whether the federal government will provide monetary assistance for conversion if legislation is eventually passed, or if the federal government will take steps to reverse California's ban on the use of MTBE as a gasoline component. If federal legislation or legislation in Texas is enacted banning the use of MTBE, we would expect such ban to materially reduce MTBE demand, which would have a material adverse effect on our financial results.

    We may experience future releases of crude oil, MTBE or other substances into the environment or discover releases that were previously unidentified. While an inspection program is maintained on our pipelines to prevent and detect such releases, and operational safeguards and contingency plans are in place for the operation of our processing facilities, damages and liabilities incurred due to any future environmental releases could affect our business. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations and that there are no outstanding potential liabilities or claims relating to safety and environmental matters, that we are currently aware of, the resolution of which, individually or in the aggregate, would have a materially adverse effect on our financial position or results of operations. See Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." Our environmental expenditures include amounts spent on permitting, compliance and response plans, monitoring and spill cleanup and other remediation costs. In addition, we could be required to spend substantial sums to ensure the integrity of and upgrade our pipeline systems, and in some cases, we may take pipelines out of service if we believe the cost of upgrades will exceed the value of the pipelines.

    We cannot give any assurance as to the ultimate amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently estimated. In the event of future increases in costs, we may be unable to pass on those increases to our customers.

REGULATION

    We are subject to a variety of federal and state regulations relating to our interstate and intrastate pipeline transportation and safety activities, motor carrier activities, and commodities trading business, the most significant of which are discussed below.

Pipeline Regulation

    Interstate Regulation Generally. Our interstate common carrier pipeline operations are subject to rate regulation by the FERC under the provisions of the Interstate Commerce Act ("ICA"). These operations include our Hobbs Pipeline in New Mexico and Texas, our crude oil system in Mississippi and Alabama, our crude oil systems acquired from CITGO Pipeline Company, portions of our crude oil systems acquired from Koch Pipeline Company, L.P. and crude oil systems acquired from Texas-New Mexico Pipe Line Company. The ICA requires that we maintain our tariffs on file with the FERC, which tariffs set forth the rates we charge for providing transportation services on our interstate common carrier pipeline as well as the rules and regulations governing these services. The ICA also requires, among other things, that petroleum pipeline rates be just and reasonable and non-discriminatory. The ICA permits interested parties to challenge proposed new or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon the completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues collected during the pendency of the investigation in excess of those that would have been collected under the prior tariff. In addition, the FERC, upon complaint or on its own motion and after investigation, may order a carrier to change its rate prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.

    Energy Policy Act of 1992 and Subsequent Developments. In October 1992, Congress passed the Energy Policy Act of 1992. The Energy Policy Act deemed petroleum pipeline rates that were in effect for the 365-day period ending on the date of enactment or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest, or investigation during the 365-day period to be just and reasonable under the ICA (i.e., "grandfathered"). The vast majority of our FERC pipeline rates are grandfathered under the Energy Policy Act, and therefore are deemed just and reasonable. The Energy Policy Act provides that the FERC may change the grandfathered rates upon complaints only under the following limited circumstances:

    o a substantial change has occurred since enactment in either the economic circumstances or the nature of the services which were the basis for the rate;

    o the complainant was contractually barred from challenging the rate prior to enactment of the Energy Policy Act and filed the complaint within 30 days of the expiration of the contractual bar; or

    o    a provision of the tariff is unduly discriminatory or preferential.

    The Energy Policy Act further required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for interstate petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. On October 22, 1993, the FERC responded to this mandate by issuing several orders, including Order No. 561, which adopts a new indexing rate methodology for interstate petroleum pipelines. Under the new regulations, effective January 1, 1995, petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, minus one percent ("PPI-1"). Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline's filed rate, Order No. 561 requires the pipeline to reduce its rate to comply with the lower ceiling. The new indexing methodology is applicable to any existing rate, whether grandfathered or whether established after enactment of the Energy Policy Act.

    In July 2000, the FERC issued a Notice of Inquiry seeking comment on whether to retain or to change the existing rate indexing methodology. In December 2000, the FERC issued an order concluding that the PPI-1 index reasonably estimated the actual cost changes in the pipeline industry and should be continued for another five-year period, subject to review in July 2005. On February 24, 2003, on remand of its December 2000 order from the U.S. Court of Appeals for the District of Columbia, the FERC changed the rate indexing methodology to the PPI for finished goods, eliminating the subtraction of one percent as had been done previously. The FERC made the change prospective only, but did allow oil pipelines to recalculate their maximum ceiling rates as though the new rate indexing methodology had been in effect since July 1, 2001.

    The FERC, however, has retained cost-based ratemaking, market-based rates and settlements as alternatives to the indexing approach. A pipeline can follow a cost-based approach when it can demonstrate that there is a substantial divergence between the actual costs experienced by the carrier and the rates resulting from application of the index. Under FERC's cost-based methodology, crude oil pipeline rates are permitted to generate operating revenues, based on projected volumes, not greater than the total of operating expenses, depreciation and amortization, federal and state income taxes and an overall allowed rate of return on the pipeline's rate base. In addition, a pipeline can charge market-based rates if it first establishes that it lacks significant market power in a particular relevant market, and a pipeline can establish rates pursuant to a settlement if agreed upon by all current shippers. Initial rates for new services can be established through a cost-based filing or through an uncontested agreement between the pipeline and at least one shipper not affiliated with the pipeline.

    Since July of 1995, we have annually amended our tariffs on all of our regulated pipelines as provided by FERC regulations. Although no assurance can be given that the tariffs charged by us will ultimately be upheld if challenged, we believe that the tariffs now in effect for all of our pipelines are within the maximum rates allowed under the current FERC guidelines.

    FERC Form 6 Annual Reporting. The FERC requires annual reporting from oil pipelines through the submission of FERC Form 6, "Annual Report of Oil Pipeline Companies." The FERC Form 6 is designed to provide the FERC with the financial, operational and ratemaking information it needs to regulate and monitor the oil pipeline industry. FERC advised us, in a letter dated January 9, 2002, that FERC began an industry-wide audit with respect to the annual reporting requirements of FERC Form 6 in December 2001, and that we had been selected for the audit. The audit covers the period from January 1, 2000 through December 31, 2001. FERC staff has subsequently visited our Houston office to review relevant documentation and has made numerous data requests, all of which we have responded to. The audit remains ongoing, and it is uncertain at this point what, if any, actions FERC may propose upon completion of the audit. We timely filed our FERC Form 6 for the year 2002 on March 31, 2003.

    Intrastate Regulation. Some of our pipeline operations are subject to regulation by the respective agency of the state in which the pipeline is located. The applicable state statutes require, among other things, that pipeline rates be non-discriminatory and provide a fair return on the aggregate value of the pipeline property used to render services. State commissions have generally not been aggressive in regulating common carrier pipelines and have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although no assurance can be given that our intrastate rates would ultimately be upheld if challenged, we believe that, given this history, the tariffs now in effect are more likely subject to informal reviews rather than formal challenges.

    Petroleum Pipeline Safety Legislation and Regulation. Our petroleum pipelines are subject to regulation by the United States Department of Transportation ("DOT") under the Accountable Pipeline and Safety Partnership Act of 1996, sometimes referred to as the Hazardous Liquid Pipeline Safety Act ("HLPSA"), and comparable state statutes relating to the design, installation, testing, construction, operation, replacement, and management of our pipeline facilities. The HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records, and to prepare certain reports and provide information as required by the Secretary of the DOT. Comparable regulation exists in some states in which we conduct intrastate common carrier or private pipeline operations.

    We are subject to the Office of Pipeline Safety ("OPS") regulation requiring qualification of pipeline personnel. The regulation requires pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. The intent of this regulation is to ensure a qualified work force and to reduce the probability and consequence of incidents caused by human error. The regulation establishes qualification requirements for individuals performing covered tasks, and amends certain training requirements in existing regulations. We believe we are in compliance with these requirements through a written qualification program, adopted by us effective January 1, 2003.

    Pipeline safety issues are currently receiving significant attention in various political and administrative arenas at both the state and federal levels. For example, recent federal rule changes require operators of pipelines of greater than 500 miles to: (i) develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities, and
(ii) establish pipeline integrity management programs. In particular, during 2000, the DOT adopted the OPS Integrity Management regulations requiring operators of interstate pipelines to develop and follow an integrity management program ("IMP") that provides for continual assessment of the integrity of all pipeline segments that could affect so-called high consequence areas ("HCA"), including high population areas, drinking water areas and ecological resource areas that are unusually sensitive to environmental damage from a pipeline release, and commercially navigable waterways. HCAs related to our pipelines were initially identified as all areas where jurisdictional lines are located. We completed our IMP before the deadline of March 31, 2002. Our IMP has now been reviewed by DOT personnel on two occasions, and we anticipate that we will receive a Notice of Amendment for DOT-requested changes to our IMP sometime in the near future.

    The OPS Integrity Management regulations also require us to evaluate pipeline conditions by means of periodic internal inspection, pressure testing, or other equally effective assessment means and to correct identified anomalies. If, as a result of our evaluation process, we determine that there is a need to provide further protection to the HCA, then we will be required to implement additional prevention and mitigation risk control measures for our pipelines, including enhanced damage prevention programs, corrosion control program improvements, leak detection system enhancements, installation of emergency flow restricting devices, and emergency preparedness improvements. The regulations also require us to evaluate and, as necessary, improve our management and analysis processes for integrating available integrity-related data relating to our pipeline segments and to remediate potential problems found as a result of the required assessment and evaluation process. The regulations require that initial HCA baseline integrity assessments are conducted within seven years, with all subsequent assessments conducted on a five-year cycle. We will evaluate each pipeline segment's integrity by analyzing available information and develop a range of potential impacts resulting from a release to a HCA.

    In connection with extensive asset purchases in 1998 and 1999, we instituted a pipeline integrity management program in 1999. This program was expanded in December of 2001 with a pipeline integrity assurance program to comply with certain regulatory and legislative changes. Under this program, the integrity of a pipeline is evaluated to avoid operating a pipeline that poses significant risk of crude oil spills. Our written EOTT Pipeline Integrity Program, which was intended to comply with the new OPS Integrity Management regulations, was formally implemented in January 2002, and expanded in January of 2003. Anticipated operating expenses and capital expenditures to comply with that program are budgeted annually; however, actual future expenditures may be different from the amounts currently anticipated.

    Although we believe that our pipeline operations are in substantial compliance with applicable HLPSA requirements, these developments reflect the prospect of incurring significant expenses if additional safety requirements are imposed that exceed our current pipeline control system capabilities.

    States are largely preempted by federal law from regulating pipeline safety, but may assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety.

    We are also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. We believe that we are in substantial compliance with Federal OSHA requirements and comparable state statutes, including general industry standards, recordkeeping requirements and monitoring of occupational exposure to hazardous substances.

Trucking Regulation

    Generally, we operate our fleet of trucks as a private carrier. Additionally, we have engaged in contract carrier hauling of crude oil in Louisiana and natural gas liquids in California for third parties. In Oklahoma, Texas, Alabama and Mississippi, we haul salt water, crude oil and other fluids for others as a common carrier. Although a private or common carrier that transports property in interstate commerce is not required to obtain operating authority from the Surface Transportation Board, the carrier is subject to certain motor carrier safety regulations issued by the DOT. The trucking regulations extend to driver operations, keeping of log books, truck manifest preparations, safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment, and many other aspects of truck operations. We are also subject to OSHA regulations with respect to our trucking operations. We believe that we are in substantial compliance with applicable trucking regulation requirements.

    We provide contract and common carrier services pursuant to permits issued by the various state regulatory agencies. Accordingly, we, as a common or contract carrier, are also subject to certain safety regulations related to service and operations. We believe that we are in substantial compliance with applicable state common or contract carrier regulation requirements.

Commodities Regulation

    Our price risk management operations are subject to constraints imposed under the Commodity Exchange Act (the "CEA"). Our futures and options contracts that are traded on the NYMEX are subject to strict regulation by the Commodity Futures Trading Commission (the "CFTC"). Although NYMEX futures contracts include contracts on sweet crude oil, there are many products that we purchase and sell for which no futures contracts are available, due in part to the strict regulatory scheme for futures contracts. In addition, trading volumes and pricing bases of futures contracts on some products are such that our ability to use them to hedge our price risks may be limited.

AVAILABLE INFORMATION

    You may also obtain information about us through our Internet website at www.eott.com. Copies of our periodic reports filed with the SEC (including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K) are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with the SEC.

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

    The statements in this Annual Report on Form 10-K that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, in particular, the discussion under "Business - Environmental Matters," and "Impact of Enron's Bankruptcy on Our Business," the discussion under Item 3. "Legal Proceedings," the discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Bankruptcy of Enron and Certain of Its Subsidiaries, and Related Events," "Risk Factors," "Liquidity and Capital Resources," "Other," and "Environmental Matters." Any forward-looking statements are not guarantees of future performance, and involve significant risks and uncertainties, and actual results may vary materially from those in the forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the impact of our bankruptcy on our business and our ability to operate according to our plan of reorganization, the success of our marketing activities, the success of our ongoing financing activities and the renewal or replacement thereof, our success in obtaining additional lease crude oil barrels and maintaining existing lease crude oil barrels, demand for various grades of crude oil and the resulting changes in pricing relationships, ability to process and deliver liquids products, ability to operate the Morgan's Point Facility efficiently, developments relating to possible acquisitions or business combination opportunities, industry conditions, our ability to avoid environmental liabilities, developments at FERC relating to pipeline tariff regulation, the successful resolution of litigation, the success of our risk management activities and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. We believe that our expectations regarding future events are based on reasonable assumptions. However, we can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that our expectations regarding future developments will prove to be correct.

ITEM 2.  PROPERTIES

PIPELINE AND TRANSPORTATION ASSETS AND PROPERTIES

    At year end 2002, we owned and operated approximately 8,000 miles of active crude oil gathering and transmission pipelines. There are approximately 9.9 million barrels of active storage capacity associated with field tanks. By state, the pipeline assets are as follows:


            COMMON CARRIER PIPELINES                          PROPRIETARY PIPELINES
            ------------------------                          ---------------------
                                 MILES BY STATE                                   MILES BY STATE
                                 --------------                                   --------------
Alabama.................                56            Alabama.................          38
Arkansas................                --            Arkansas................           2
Colorado................                91            California..............          62
Kansas..................             1,079            Colorado................          --
Louisiana...............               349            Kansas..................          --
Mississippi.............               293            Louisiana...............         131
Montana.................               146            Mississippi.............         274
Nebraska................                63            Montana.................          --
New Mexico..............             1,159            Nebraska................          --
North Dakota............               435            New Mexico..............         157
Oklahoma................             1,389            North Dakota............          --
South Dakota............                38            Oklahoma................          31
Texas...................             2,151            South Dakota............          --
                                     -----
          Total.........             7,249            Texas...................          29
                                     =====                                             ---
                                                               Total..........         724
                                                                                       ===

In addition, we own a gas processing plant in California, with 20 million cubic feet per day of gas processing capacity; a fractionation plant with 8,000 barrels per day of fractionation capacity; five million gallons of refrigerated propane storage; and related truck and rail distribution facilities. We operate four active barge facilities in Louisiana, and one in Alabama. Approximately 1.7 million barrels of storage capacity are associated with these barge facilities.

LIQUIDS ASSETS

    Our Morgan's Point Facility is located in southeast Harris County within the city limits of Morgan's Point, Texas, approximately 30 miles from Houston. The Morgan's Point Facility consists of three processing units and extensive product handling facilities. The Morgan's Point Facility has a design capacity of 15,300 barrels per day and a rated capacity of 16,500 barrels per day of equivalent MTBE production. On average, the Morgan's Point Facility produces approximately 16,000 barrels per day of MTBE or MTBE equivalents and other end products. The product handling facilities include on-site tank storage, a barge dock and railcar and truck loading/unloading facilities as well as various interconnections to a number of pipelines. The dock is located at the entrance of the Houston Ship Channel. The dock has the necessary facilities to load MTBE, natural gasoline, normal butane, isobutane, isobutane (low sulfur) and to unload methanol and normal butane. The dock can provide a loading berth for barges up to 400 feet in length.

    The Mont Belvieu Facility includes an underground storage facility and a liquids pipeline grid system and related loading, unloading and transportation facilities. The storage facility is located at Mont Belvieu, Texas, approximately 30 miles east of Houston, Texas. The Mont Belvieu Facility consists of ten active storage wells with a total capacity of 10 million barrels, a surface brine pit with a total capacity of 1.1 million barrels and a brine disposal well capable of disposing of up to 40,000 barrels of product per day. The transportation grid system and related facilities include an extensive transportation and distribution system that allows us to transport natural gas liquids and other products to and from the Mont Belvieu Facility and the Morgan's Point Facility by pipeline, ship or barge to the various refineries, petrochemical plants and other buyers and suppliers of natural gas liquids that are located in and throughout the area.

ITEM 3.  LEGAL PROCEEDINGS

    We are, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. We believe that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on our financial position or results of operations. Generally, as a result of our bankruptcy, all pending litigation against us was stayed while we continued our business operations as debtors in possession. For matters where the parties negotiated a settlement during our bankruptcy proceedings, the settlement amount was accrued at December 31, 2002 as an allowed general unsecured claim. Subsequent to year end, in connection with our Restructuring Plan, general unsecured creditors with allowed claims will receive a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 EOTT LLC units. Various legal actions arose in the ordinary course of business, the most significant of which are discussed below.

    State of Texas Royalty Suit. We were served on November 9, 1995, with a petition styled The State of Texas, et al. vs. Amerada Hess Corporation, et al. The matter was filed in District Court in Lee County, Texas and involves several major and independent oil companies and marketers as defendants. The plaintiffs are attempting to put together a class action lawsuit alleging that the defendants acted in concert to buy oil owned by members of the plaintiff class in Lee County, Texas, and elsewhere in Texas, at "posted" prices, which the plaintiffs allege were lower than true market prices. There is not sufficient information in the petition to fully quantify the allegations set forth in the petition, but we believe that any such claims against us will prove to be without merit. There has been no activity on this matter in several years. This case will no longer be reported.

    The State of Texas, et al. vs. Amerada Hess Corporation, et al., Cause No. 97-12040; In the 53rd Judicial District Court of Travis County, Texas (Common Purchaser Act Suit). This case was filed on October 3, 1997, in Austin by the Texas Attorney General's office and involves several major and independent oil companies and marketers as defendants. We were served on November 18, 1997. The petition states that the State of Texas brought this action in its sovereign capacity to collect statutory penalties recoverable under the Texas Common Purchaser Act, arising from defendants' alleged willful breach of statutory duties owed to royalty, overriding royalty and working interest owners of crude oil sold to defendants, as well as alleged breach of defendants' common law and contractual duties. The plaintiffs also allege that the defendants have engaged in discriminatory pricing of crude oil. This case appears to be similar to the State of Texas Royalty Suit filed by the State of Texas on November 9, 1995. We recorded a $0.4 million litigation reserve related to this suit in 1998. We and several of the defendants reached a settlement with the State in the Common Purchaser Act Suit in a Settlement Agreement dated August 5, 1999. The settlement was funded to an escrow account in July 1999. Settlement amounts for each defendant were confidential. This settlement disposed of any claims the State may have in the State of Texas Royalty Suit, discussed above, but did not dismiss that case, or fully dismiss the Common Purchaser Act Suit. Also, any severance tax claims the State may have were specifically excluded from this settlement. However, no severance tax claims were asserted in the petition filed by the plaintiffs. There has been no activity on this matter in several years. This case will no longer be reported.

    Assessment for Crude Oil Production Tax from the Comptroller of Public Accounts, State of Texas. We received a letter from the Comptroller's Office dated October 9, 1998, assessing us for severance taxes the Comptroller's Office alleges are due based on a difference the Comptroller's Office believes exists between the market value of crude oil and the value reported on our crude oil tax report for the period of September 1, 1994 through December 31, 1997. The letter states that the action, based on a desk audit of our crude oil production reports, is partly to preserve the statute of limitations where crude oil severance tax may not have been paid on the true market price of the crude oil. The letter further states that the Comptroller's position is similar to claims made in several lawsuits, including the State of Texas Royalty Suit, in which the Partnership is a defendant. The amount of the assessment, including penalty and interest, is approximately $1.1 million. We believe we should be without liability in this or related matters. There has been no action on this matter since early 1999, except that the Comptroller filed a proof of claim in our bankruptcy proceedings and subsequently withdrew this claim. We have not yet determined the ongoing validity of this claim, if any, in light of our bankruptcy proceedings.

    Export License with United States Department of Commerce. We have applied for and maintained Export Licenses through the U.S. Department of Commerce ("DOC") since 1994. These licenses authorized us to export crude oil to Canada. Each license provided an applicable license quantity and value of merchandise as authorized by the DOC to be exported. The licenses generally covered either a one or a two year period. In early 1999, as we were preparing a new license application, we discovered that we had exported more barrels and value than had been authorized by the DOC under our current (and prior) license. Pursuant to
Section 764.5 of the Export Administration Regulations, we filed a Voluntary Disclosure with the DOC on February 5, 1999, giving the DOC notice of these license overruns. We negotiated a monetary settlement with the DOC of $508,000 and have accrued the settlement amount. The settlement was signed on July 15, 2002, and requires the monetary settlement to be paid in five installments. The first installment was paid on August 1, 2002, and the final installment is due on October 15, 2003. In addition, the settlement agreement with the DOC was reaffirmed by the EOTT Bankruptcy Court.

John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, In the District Court of Midland County, Texas, 238th Judicial District (Kniffen Estates Suit). The Kniffen Estates Suit was filed on March 2, 2001, by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). We purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent, and malicious in failing to accurately report and remediate the spill. With respect to us, the plaintiffs are seeking damages arising from any contamination of the soil or groundwater since we acquired the pipeline in question. No specific amount of money damages was claimed in the Kniffen Estate Suit, but the plaintiffs did file proofs of claim in our bankruptcy proceeding totaling $62 million. In response to the Kniffen Estates Suit, we filed a cross-claim against Tex-New Mex. In the cross-claim, we claim that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. Additionally, we are asserting claims of gross negligence, fraud, and specific performance and are seeking monetary and equitable relief sufficient to (i) reimburse us for expenses incurred by us to date for remediation associated with this pipeline, (ii) enable us to examine the condition of selected portions of the pipeline to determine if additional repair work or remediation may be necessary, and (iii) reimburse us for any future repair work or remediation necessary because of the maintenance of the pipeline before we acquired it. On April 5, 2002, we filed an amended cross-claim which alleges that Tex-New Mex defrauded us as part of Tex-New Mex's sale of the pipeline systems to us in 1999. The amended cross-claim also alleges that various practices employed by Tex-New Mex in the operation of its pipelines constitute gross negligence and willful misconduct and void our obligation to indemnify Tex-New Mex for remediation of releases that occurred prior to May 1, 1999. In the Purchase and Sale Agreement, we agreed to indemnify Tex-New Mex only for certain remediation obligations that arose before May 1, 1999, unless these obligations were the result of the gross negligence or willful misconduct of Tex-New Mex prior to May 1, 1999. EOTT Energy Pipeline Limited Partnership ("PLP") and the plaintiffs agreed to a settlement during our bankruptcy proceedings. The settlement provides for the plaintiffs' release of their claims filed against PLP in this proceeding and in the bankruptcy proceedings, in exchange for an allowed general unsecured claim in our bankruptcy of $3,252,800 (as discussed above, the plaintiffs filed proofs of claim in our bankruptcy proceedings totaling $62 million). The general unsecured claim has been accrued at December 31, 2002. The plaintiffs and PLP continue to pursue their claims against Tex-New Mex. On April 1, 2003, we filed a second amended cross claim in this matter. In addition to the claims filed in the previous cross claims, EOTT requested (i) injunctive relief for Tex-New Mex's refusal to honor its indemnity obligations; (ii) injunctive relief requiring Tex-New Mex to identify, investigate and remediate sites where the conduct alleged in our cross claim occurred; and (iii) restitution damages of over $125,000,000. Tex-New Mex also filed a motion to compel arbitration of these issues, to which we objected. A hearing on the motion to compel arbitration was held on April 11, 2003. The arbitration motion filed by Tex-New Mex was denied. Tex-New Mex has indicated that they may appeal that ruling. At the April 11, 2003 hearing, the court severed into a separate action EOTT's cross-claims against Tex-New Mex that extend beyond the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's Over-Arching Claim"). Our motion for summary judgement on certain issues is set for hearing on May 5, 2003. Discovery is ongoing in this matter. A trial date of June 9, 2003 is set for the plaintiff's claims against Tex New-Mex and EOTT's original cross claim against Tex-New Mex arising from their crude oil release and groundwater contamination in the Kniffen Estates subdivision (the "Original Claims"). The court has indicated that it will schedule a trial of EOTT's Over-Arching Claim after the Original Claims are tried.

    Bankruptcy Issues related to Claims Made by Texas New Mexico Pipeline Company and its affiliates. Tex-New Mex, Shell Oil Company and Equilon filed proofs of claim in our bankruptcy, each filing the same claim in the amount of $112 million. Equilon Pipeline Company LLC guaranteed, under certain circumstances, the obligations of Tex-New Mex under the Purchase and Sale Agreement dated May 1, 1999. According to Shell Oil Company's 2002 Annual Report, in 2002, Shell became the sole owner of Equilon, which was merged into Shell Oil Products US. The three claims filed each included the same supporting information, consisting of indemnity claims under the Purchase and Sale Agreement. In essence, there is only one claim of $112 million filed by three entities and we have objected in the bankruptcy court to having the same claim filed three times. The amount of the $112 million claim is equivalent to the sum of the total amount of the proofs of claim filed in our bankruptcy proceedings by owners of property on which the Tex-New Mex system is located and the attorneys fees incurred by Tex-New Mex in defending the Kniffen Estates Suit and other lawsuits (including our bankruptcy proceedings) with respect to the Tex-New Mex system. The majority of these owners are plaintiffs in the Kniffen Estates Suit and a group of New Mexico environmental claimants, with whom we settled during our bankruptcy proceeding and accrued the allowed general unsecured claim at December 31, 2002. A hearing on our objection to these claims was scheduled for March 18, 2003, but the parties stipulated and agreed to delay the hearing to allow the Kniffen Estates Suit to proceed. A final determination of the extent of the allowance of this claim, if any, will be made after and considering the outcome of this lawsuit.

    Jerry W. Holmes and Barbara I. Holmes v. EOTT Energy Pipeline Limited Partnership and Texas-New Mexico Pipe Line Company, Cause No. CV43800, In the District Court of Midland County, Texas, 385th Judicial District. This lawsuit was filed on June 21, 2002. The plaintiffs in this suit are the owners of a home in the Kniffen Estates who allege that their water well was contaminated by crude oil. The plaintiffs claim that the alleged crude oil contamination of their water well resulted from the 1992 crude oil release that is the subject of the Kniffen Estates Suit. The plaintiffs claim $1,000,000 in damages. EOTT filed a motion to consolidate this lawsuit with the Kniffen Estates Suit, which motion was granted on October 16, 2002. EOTT and the plaintiffs agreed to a settlement during our bankruptcy proceedings. The settlement provided for the plaintiffs' release of their claims against EOTT in exchange for an allowed general unsecured claim in our bankruptcy in the amount of $300,000. The general unsecured claim amount has been accrued at December 31, 2002. The plaintiffs and EOTT continue to pursue their claims against Tex-New Mex in this matter.

    Bernard Lankford and Bette Lankford vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CC11176, In the County Court at Law of Midland County, Texas. This lawsuit was filed on January 15, 2002. The plaintiffs in this lawsuit own property that is located to the north of the Kniffen Estates subdivision. The plaintiff's allegations are virtually identical to the allegations of the plaintiffs in the Kniffen Estates Suit. The plaintiffs have asserted strict liability, nuisance, negligence, gross negligence, trespass, and intentional infliction of emotional distress causes of action. The plaintiffs are seeking unspecified actual damages and punitive damages. The plaintiffs in this case joined in the settlement of the Kniffen Estates Suit described above. That settlement provides for the plaintiff's release of their claims against PLP and the allocation to the plaintiffs of a portion of the general unsecured claim in our bankruptcy proceeding in the amount of $3,252,800 that is discussed in the description of the Kniffen Estate Suit.

    Jimmie B. Cooper and Shryl S. Cooper v. Texas-New Mexico Pipeline Company, Inc., EOTT Energy Pipeline Limited Partnership and Amerada Hess Corporation, Case No. CIV 01-1321 M/JHG, In the United States District Court for the District of New Mexico. Plaintiffs in this lawsuit, filed on October 5, 2001, are surface interest owners of certain property located in Lea County, New Mexico. The plaintiffs allege that aquifers underlying their property and water wells located on their property have been contaminated as a result of spills and leaks from a pipeline running across their property that is or was owned by Tex-New Mex and us. The plaintiffs also allege that oil and gas operations conducted by Amerada Hess Corporation resulted in leaks or spills of pollutants that ultimately contaminated the plaintiffs' aquifers and water wells. Our initial investigation of this matter indicated that the alleged contamination of the aquifers underlying the plaintiffs' property was not caused by leaks from the pipeline now owned by us that traverses the plaintiffs' property. EOTT and the plaintiffs have agreed to the terms of a settlement, whereby the plaintiffs will release their claims against EOTT and receive an allowed general unsecured claim in our bankruptcy in the amount of $300,000. The general unsecured claim has been accrued at December 31, 2002. EOTT and the plaintiffs continue to pursue their claims against Tex-New Mex.

    Jimmie T. Cooper and Betty P. Cooper vs. Texas-New Mexico Pipeline Company, Inc., EOTT Energy Pipeline Limited Partnership, and EOTT Energy Corp., Case No. D-0101-CV-2002-02122, In the 1st Judicial District Court, Santa Fe County, New Mexico. This lawsuit was filed on October 1, 2002. The plaintiffs in this lawsuit are surface interest owners of certain property located in Lea County, New Mexico. The plaintiffs are alleging that aquifers underlying their property and water wells located on their property have been contaminated as a result of spills and leaks from a pipeline running across their property that is or was owned by Tex-New Mex and PLP. The plaintiffs do not specify when the alleged spills and leaks occurred. The plaintiffs are seeking payment of costs that would be incurred in investigating and remediating the alleged crude oil releases and replacing water supplies from aquifers that have allegedly been contaminated. The plaintiffs are also seeking damages in an unspecified amount arising from the plaintiffs' alleged fear of exposure to carcinogens and the alleged interference with the plaintiffs' quiet enjoyment of their property. The plaintiffs are also seeking an unspecified amount of punitive damages. PLP and the plaintiffs agreed to the terms of a settlement, whereby the plaintiffs will release their claims against PLP and receive an allowed general unsecured claim in our bankruptcy in the amount of $1,027,000. The general unsecured claim has been accrued at December 31, 2002. PLP and the plaintiffs continue to pursue their claims against Tex-New Mex in this matter.

    Richard D. Warden and Nancy J. Warden v. EOTT Energy Pipeline Limited Partnership and EOTT Energy Corp., Case No. CIV-02-370 L, In the United States District Court for the Western District of Oklahoma. In this lawsuit, filed on February 28, 2002, the plaintiffs are landowners, seeking damages allegedly arising from a release of crude oil from a pipeline owned by us. Although we undertook extensive remediation efforts with respect to the crude oil release that is the subject of this lawsuit, plaintiffs allege that we did not properly remediate the crude oil release and claim causes of action for negligence, gross negligence, unjust enrichment, and nuisance. The plaintiffs filed a proof of claim in our bankruptcy proceedings claiming damages of $500,000. This matter is being evaluated in the claims reconciliation process in our bankruptcy. We do not believe that we are liable for the damages asserted by the Plaintiffs and therefore we have not recorded a contingent liability.

    David A. Huettner, et al v. EOTT Energy Partners, L.P., et al, Case No. 1:02 CV-917, In the United States District Court, Northern District of Ohio, Eastern Division ("Securities Suit"). This lawsuit was filed on May 15, 2002, for alleged violations of the Securities and Exchange Act of 1934 and common law fraud. The suit was brought by three of our former unitholders who claim that the General Partner, certain of the officers and directors of Enron and the General Partner and our independent accountants were aware of material misstatements or omissions of information within various press releases, SEC filings and other public statements, and failed to correct the alleged material misstatements or omissions. Plaintiffs maintain that they were misled by our press releases, SEC filings, and other public statements when purchasing our common units and were financially damaged thereby. On June 28, 2002, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order that provides for the transfer of this case to the Southern District of Texas for consolidated pretrial proceedings with other lawsuits asserting securities claims against Enron and Arthur Andersen. On September 20, 2002, EOTT Energy Partners, L.P. filed a motion to dismiss on the basis of the plaintiff's failure to state a claim upon which relief can be granted. EOTT Energy Corp. joined in that motion on October 11, 2002. The plaintiffs filed a motion to lift the stay, which was denied by the bankruptcy court judge. Additionally, the plaintiffs filed proofs of claim in the amount of $500,000 each. These claims are being reviewed in our claims reconciliation process. Based on management's current knowledge, we believe the allegations are without merit and therefore, we have not recorded a contingent liability. We can provide no assurances regarding the outcome of this lawsuit, but will continue to gather and analyze new information as it becomes available.

    Big Warrior Corporation v. Enron Transportation Services, Inc., EOTT Energy Corp., REM Services, Inc., Enron Pipeline Services Company, et al., Case No. 2:02CV749PG, In the United States District Court for the Southern District of Mississippi, Hattiesburg Division. This case was filed in the Circuit Court of Jones County Mississippi on August 5, 2002. EOTT filed a Notice of Removal to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, which was granted on September 11, 2002. In October 2001, EPSC awarded a contract to Big Warrior Corporation ("Big Warrior") for the construction of

PLP's new ten-inch (10") crude oil pipeline that runs from Lumberton, Mississippi to Eucutta, Mississippi. Big Warrior alleges that EOTT Energy Corp. ratified and accepted the contract and other alleged agreements associated therewith. In this lawsuit, Big Warrior was seeking payment (under various theories) of unanticipated additional costs that allegedly resulted from adjustments to the project work schedule and EPSC's alleged failure to timely procure necessary rights of way and rights of ingress and egress. Big Warrior asserted claims for breach of contract, quantum merit, fraud and misrepresentation, tortious interference with contractual relations, civil conspiracy, and negligence. Big Warrior was claiming actual and punitive damages of up to $30 million. Big Warrior was also seeking the enforcement of mechanics' and materialmens' liens it had filed against EOTT's pipeline. In connection with our bankruptcy, this matter was settled in February of 2003 under the following terms: (a) after execution of the settlement agreement, EOTT made a cash payment to Big Warrior in the amount of $1,764,700; (b) EOTT executed a note in the original principal amount to Big Warrior of $2,700,000, secured by a second lien position in the Lumberton-Eucutta Pipeline, with the note payable in quarterly installments at an interest rate of six percent per annum with the first payment to be made on June 1, 2003; (c) the note is to be amortized over seven years with a balloon payment at the end of four years, with the final payment due March 1, 2007; and (d) Big Warrior will dismiss us and EPSC from the lawsuit. The Order in this matter was entered in the EOTT Bankruptcy Court on February 4, 2003. The settlement agreement was accrued as of December 31, 2002.

    In re EOTT Energy Partners, L.P., Case No. 02-21730, EOTT Energy Finance Corp., Case No. 02-21731, EOTT Energy General Partner, L.L.C., Case No. 02-21732, EOTT Energy Operating Limited Partnership, Case No. 02-21733, EOTT Energy Canada Limited Partnership, Case No. 02-21734, EOTT Energy Liquids, L.P., Case No. 02-21736, EOTT Energy Corp., Case No. 02-21788, Debtors (Jointly Administered under Case No. 02-21730), In the United State Bankruptcy Court for the Southern District of Texas, Corpus Christi Division. On October 8, 2002, we and all of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the "EOTT Bankruptcy Court") to facilitate reorganization of our business and financial affairs for the benefit of us, our creditors and other interested parties. Additionally, the General Partner filed its voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court. The General Partner filed in order to join in our voluntary, pre-negotiated restructuring plan filed on October 8, 2002. On October 24, 2002, the EOTT Bankruptcy Court administratively consolidated, for distribution purposes, the General Partner's bankruptcy filing with our previously filed cases. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition claims from us and to interfere with our business as well as most other pending litigation against us, were stayed. In addition, as debtor-in-possession, we had the right, subject to the approval of the EOTT Bankruptcy Court, to assume or reject any pre-petition executory contracts or unexpired leases. The EOTT Bankruptcy Court approved payment of certain pre-petition liabilities, such as employee wages and benefits, trust fund taxes in the ordinary course of business and certain pre-petition claims of crude oil suppliers, critical vendors and foreign vendors. In addition, the EOTT Bankruptcy Court allowed for the payment of the certain bankruptcy professionals and retention of the professionals in the ordinary course of business. Finally, the EOTT Bankruptcy Court extended the time within which we must assume or reject any unexpired leases of nonresidential property. We continued to operate our business and control our assets as a debtor-in-possession, subject to the EOTT Bankruptcy Court's supervision and orders until our Restructuring Plan was confirmed on February 18, 2003 and became effective on March 1, 2003. We, therefore, have emerged from bankruptcy. The provisions of the restructuring plan are further described in
Item 1, Description of Business, of this annual report. Shell and Tex-New Mex filed a notice of appeal to our plan confirmation on February 24, 2003. The Record on Appeal is being assembled. We intend to file a motion to dismiss the appeal as being moot.

    EPA Section 308 Request. Enron received a request for information from the Environmental Protection Agency ("EPA") under Section 308 of the Clean Water Act, requesting information regarding certain spills and releases from oil pipelines owned or operated by Enron and its affiliated companies for the time period July 1, 1998 to July 11, 2001. The only domestic crude oil pipelines owned or operated by Enron at the time of the request were our pipelines. Our pipelines have been operated by either the General Partner, a wholly-owned subsidiary of Enron, or EPSC, also an Enron subsidiary, for the time period in question. At the time the EPA issued the Section 308 request to Enron, EPSC operated our pipelines. The General Partner and EPSC retain operator liability for the time period at issue. Enron responded to the EPA's Section 308 request in its capacity as the operator of the pipelines actually owned by us. We retain all liability for the pipelines for which an owner would be responsible. In addition to the retention of ownership liability, we may also be required to indemnify the General Partner and its Affiliates with regard to any environmental charges. Under the terms of the Partnership Agreement, we are obligated to indemnify the General Partner and its Affiliates (including Enron) for all losses associated with activities undertaken on our behalf. This indemnification obligation is limited to actions undertaken in good faith, and may only be satisfied from our assets. Neither our bankruptcy nor Enron's bankruptcy affect our liability as owner of the pipelines, nor does it affect our indemnification obligations under the Partnership Agreement. While we cannot predict the outcome of the EPA's
Section 308 review, the EPA could seek to impose liability on us with respect to the matters being reviewed. The outcome of the EPA 308 request is not yet known, and we are unaware of any potential liability of us, Enron, or its affiliates. However, we assume that we are fully responsible as owner for any environmental claims or fines in relation to the pipelines (subject to insurance claims or other third party claims to which we may be entitled). Our bankruptcy proceedings did not relieve us from potential environmental liability. Consequently, believe that neither our bankruptcy nor Enron's bankruptcy has had a material impact on our environmental liability.

    We are subject to extensive federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment. See "Business - Environmental Matters" above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the MLP's unitholders during the fourth quarter. In December 2002, the disclosure statement and Reorganization Plan were approved by the EOTT Bankruptcy Court. Subsequent to the approval, ballots were mailed to creditors and the MLP's unitholders for approval of the Reorganization Plan.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED SECURITY HOLDER
          MATTERS.

    On October 11, 2002 the New York Stock Exchange ("NYSE") announced it had determined that our common units (ticker symbol EOT) should be suspended immediately from listing on the NYSE because of our Chapter 11 bankruptcy filing and the fact that our common units had recently traded below $1.00. An order was issued granting the application of the NYSE to strike from listing and registration our common units effective at the opening of business on November 22, 2002. Following the delisting from the NYSE, the MLP's common units, which were eliminated under our Restructuring Plan, traded over-the-counter and were listed in the Pink Sheets under the symbol EOTPQ until the effective date of our Restructuring Plan. We expect that all new limited liability company units we will issue with respect to the extinguishment of certain liabilities and the elimination of the MLP's common units under our Restructuring Plan will be issued by August 2003. As of March 18, 2003, our LLC units were being traded over-the-counter and were listed in the Pink Sheets. It is not our current intention to become listed on a securities exchange in the near future, but we may elect to do so at an appropriate time, assuming we meet any applicable listing requirements. The following table sets forth, for the periods indicated, the high and low sale prices per common unit, as reported on the NYSE Composite Tape and through the Pink Sheets, and the amount of cash distributions paid per common unit.


                                             Price Range
                                        ----------------------          Cash
                                           High          Low      Distributions(1)
                                        ---------     ---------   ----------------
2002
     First Quarter .................    $   15.14     $    5.82     $   0.250
     Second Quarter ................         9.75          3.30            --
     Third Quarter .................         4.56          0.50            --
     Fourth Quarter ................         1.37          0.12            --

2001
     First Quarter .................    $   17.24     $   14.24     $   0.475
     Second Quarter ................        18.98         15.77         0.475
     Third Quarter .................        23.50         17.90         0.475
     Fourth Quarter ................        22.01          7.40         0.475

----------

     (1) Distributions are shown in the quarter paid to common unitholders and are based on the prior quarter's earnings.

Holders

    As of February 15, 2003, there were approximately 307 record holders of our common units, and there were an estimated 10,000 beneficial owners of our common units held in a street name. Two holders held our subordinated units. There was no established public trading market for these subordinated units. All of our outstanding common units and subordinated units were eliminated as a result of our Restructuring Plan, which was effective on March 1, 2003. As a part of the Restructuring Plan, we issued 11,947,820 EOTT LLC units to be allocated to our former senior noteholders and general unsecured creditors with allowed claims and we issued 369,520 EOTT LLC units to former common unitholders.

Issuance of Unregistered Securities

    Pursuant to our Restructuring Plan, we issued the following new equity and debt securities:

    o EOTT LLC issued 369,520 limited liability company units and 957,981 warrants for limited liability company units to the former holders of the MLP's common units;

    o EOTT LLC issued 11,947,820 limited liability company units to be allocated to the holders of the MLP's former 11% senior notes due 2009 and our general unsecured creditors with allowed claims;

    o EOTT LLC and EOTT Energy Finance Corp. issued $104 million of 9% senior notes due 2010 to be allocated to the holders of the MLP's former 11% senior notes due 2009 and our general unsecured creditors with allowed claims; and

    o each of the MLP, EOTT Energy General Partner, L.L.C., EOTT Energy Operating Limited Partnership, EOTT Energy Pipeline Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Liquids L.P. issued guarantees with respect to the senior notes.

    We are in the process of determining the pro rata allocation of the 11,947,820 units and the $104 million 9% senior notes. The exact pro rata allocation of these limited liability company units cannot be determined until the precise amount of each allowed claim is determined. For further information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Working Capital and Credit Resources" and Item 12. "Security Ownership of Certain Beneficial Owners and Management."

    The securities and guarantees listed above were issued or will be issued without registration under the Securities Act, or state or local law, in reliance on the exemptions provided for in Section 1145 of Title 11 of the Bankruptcy Code and Section 4(2) of the Securities Act. Our new limited liability company units will, however, be registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 and therefore subject to the reporting requirements under this act, and the indenture governing our senior notes is subject to the Trust Indenture Act of 1939 and a Form T-3 filing in compliance with that act.

Distribution Policy

    Under the MLP's amended and restated agreement of limited partnership and amendments thereto in effect until the consummation of our Restructuring Plan (the "Partnership Agreement"), it was intended that we distribute 100% of our Available Cash, as defined in the Partnership Agreement, within 45 days after the end of each quarter to unitholders of record and to the General Partner.

    Because of the bankruptcy of Enron and certain of its subsidiaries and the resulting uncertainty related to our term financing and working capital facilities, along with the continued weakness in the crude markets, projected expenditure requirements related to scheduled turnaround costs for our Morgan's Point Facility and certain capital expansion projects currently underway, our distribution for the fourth quarter of 2001 (paid in the first quarter of 2002) was $0.25 per common unit, which was lower than the intended minimum quarterly distribution amount of $0.475 per common unit. We made a claim against Enron for failure to provide the shortfall in the distribution amount of $4.2 million under a distribution support agreement in the Enron Bankruptcy Court. However, we released this claim against Enron under the terms of the Enron Settlement Agreement. See further discussion in Note 9 to the Consolidated Financial Statements.

    On April 3, 2002, we suspended the distribution to unitholders for the first quarter of 2002 and we did not make a distribution to our unitholders for the second, third or fourth quarters of 2002. Our credit facilities restrict our ability to make any distribution of dividends during the term of the facility. See further discussion in Note 8 to the Consolidated Financial Statements, Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Bankruptcy of Enron and Certain of Its

Subsidiaries, and Related Events - Distributions to Our Common Unitholders" and "Liquidity and Capital Resources - Working Capital and Credit Resources." In addition, pursuant to the terms of our indenture governing our senior notes, the distribution of dividends will be limited due to the existing restrictions of our ability to pay dividends under the credit facilities and other debt instruments.

ITEM 6.  SELECTED FINANCIAL DATA (Unaudited)

    The following table sets forth selected income, balance sheet and operating data for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. The selected financial data presented below is financial information of the MLP and its affiliates, which is the predecessor to EOTT LLC. The selected financial data as of and for the years ended December 31, 2002 and 2001, has been derived from our audited Consolidated Financial Statements contained elsewhere herein. The selected financial data for all other periods has been derived from our unaudited Consolidated Financial Statements for the relevant periods. See further discussion of our unaudited Consolidated Financial Statements in Management's Discussion and Analysis - Results of Operations and Note 3 to the Consolidated Financial Statements.



      (In Thousands, Except Per Unit and Operating Data)

                                                                                   Year Ended December 31,
                                                   ------------------------------------------------------------------------------
                                                    2002(1)       2001(1)(2)(3)       2000(1)         1999(1)(3)        1998(2)
                                                   ---------      -------------     -----------      -----------      -----------
INCOME STATEMENT DATA:
Operating Revenue(4) ........................     $  425,625       $  366,673       $  357,458       $  301,049         $179,173

Cost of sales ..............................         200,150          103,907          117,543           87,705           47,597
Operating expenses .........................         136,828          130,063          113,412          107,725           62,384
Depreciation and amortization -operating ...          34,283           32,995           31,357           31,385           19,121
                                                   ---------        ---------        ---------        ---------         --------
Gross profit ...............................          54,364           99,708           95,146           74,234           50,071
                                                   ---------        ---------        ---------        ---------         --------

Selling, general and administrative expenses          56,113           49,103           47,678           45,469           42,041
Depreciation & amortization-corp. & other ..           3,267            3,083            2,511            1,751            1,830
Other (income) expense .....................           6,501              210             (282)            (989)             750

Impairment of assets .......................          77,268           29,057               --               --               --
                                                   ---------        ---------        ---------        ---------         --------
Operating income (loss) ....................         (88,785)          18,255           45,239           28,003            5,450
Interest and related charges, net ..........         (45,749)         (34,044)         (28,780)         (28,942)          (9,491)

Other, Net .................................             (44)            (517)          (2,626)            (247)          (1,055)
                                                   ---------        ---------        ---------        ---------         --------
Income (loss) before reorganization items ..        (134,578)         (16,306)          13,833           (1,186)          (5,096)
Reorganization items(5) ....................          32,847               --               --               --               --
                                                   ---------        ---------        ---------        ---------         --------

Income (loss) before cumulative
   effect of accounting change .............       $(101,731)       $ (16,306)       $  13,833        $  (1,186)        $ (5,096)
                                                   =========        =========        =========        =========         ========

Net income (loss) ..........................       $(101,731)       $ (15,233)       $  13,833        $     561         $ (5,096)
                                                   =========        =========        =========        =========         ========
Basic net income (loss) per Unit:
   Common ..................................       $   (0.01)       $   (0.54)       $    0.49        $   (0.01)        $  (0.23)
                                                   =========        =========        =========        =========         ========
   Subordinated ............................       $   (3.24)       $   (0.54)       $    0.49        $    0.07         $  (0.31)
                                                   =========        =========        =========        =========         ========
Diluted net income (loss) per Unit .........       $   (1.07)       $   (0.54)       $    0.49        $    0.02         $  (0.26)
                                                   =========        =========        =========        =========         ========
Cash distributions per Common Unit .........       $    0.25        $    1.90        $    1.90        $    1.90         $   1.90
                                                   =========        =========        =========        =========         ========


                                                                                   Year Ended December 31,
                                                           ----------------------------------------------------------------------
                                                             2002(1)      2001(1)(2)(3)      2000(1)      1999(1)(3)      1998(2)
                                                           ----------     -------------   -----------   -----------    -----------
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets .........................................     $  873,434      $1,105,749     $1,494,472    $1,558,661    $  965,820
Total debt ...........................................        208,912         417,500        235,000       309,055       328,313
Liabilities Subject to Compromise(6) .................        292,827              --             --            --            --
Partners' Capital (deficit)(7)  ......................        (68,475)         37,968         96,364       120,117        74,553
Additional Partnership Interests(8) ..................          9,318           9,318          9,318         2,547        21,928
Capital expenditures(9) ..............................         31,238         153,228         14,270        58,729       266,569
Cash distributions ...................................          4,712          43,163         37,586        30,380        22,842

OPERATING DATA:
North American Crude Oil - East of Rockies Operations:
   Total lease volumes (thousand bpd)                           276.7           361.0          408.2         408.8         285.6
Pipeline Operations:
   Average volumes (thousand bpd)                               407.0           511.1          561.5         513.7         188.3
Liquids Operations:
   Volumes processed (thousand bpd)                              13.8            15.8             --            --            --

----------

(1) 1999 includes charges of $6.8 million related to mid-continent NGL activity and $2.0 million of severance costs for reduction of workforce. 2000 includes income of $0.6 million related to an insurance recovery related to the theft of NGL product in 1999 partially offset by charges related to mid-continent NGL activity and severance costs related to a former officer of the company. 2001 includes the impairment of the 10 year tolling agreement and the 10 year storage and transportation agreement with Enron Gas Liquids, Inc. 2002 includes charges of $76.1 million related to asset impairments of our Morgan's Point Facility, Mont Belvieu Facility and natural gas liquids operations on the West Coast. See additional discussion in Note 7 to the Consolidated Financial Statements.

(2) 1998 includes one month of results of operations associated with the assets acquired from Koch Pipeline Company, L.P. on December 1, 1998. 2001 includes six months of results of operations associated with the assets acquired from Enron Corp. on June 30, 2001.

(3) 1999 includes the cumulative effect of adopting Emerging Issues Task Force ("EITF") Issue 98-10, "Accounting for Contracts Involved in Energy Trading Activities." 2001 includes the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the change in the method of valuing inventories used in our energy trading activities. See additional discussion in Notes 2 and 4 to the Consolidated Financial Statements.

(4) In connection with the adoption of EITF Issue No. 02-03, we have netted all sales and purchases related to our crude oil and refined product marketing and trading activities and have reclassified previously reported amounts.

(5) Reorganization items includes primarily the net effects of the Enron Settlement Agreement ($45.5 million gain), adjustment to reflect the allowed claim amount of the 11% senior notes (write-off of deferred issuance costs of $5.1 million), and legal and professional fees ($7.1 million) as a result of our reorganization proceedings. See additional discussion in Note 1 to the Consolidated Financial Statements.

(6) Certain liabilities which existed at the date of our Chapter 11 filing are subject to compromise or other treatment under the Restructuring Plan. Liabilities Subject to Compromise include the 11% Senior Notes of $235 million, interest accrued on the 11% Senior Notes through our Chapter 11 filing date of $13.5 million, accounts payable of $34.9 million and allowed claims for environmental settlements during our bankruptcy of $8.0 million. See additional discussion in Note 1 to the Consolidated Financial Statements.

(7) Partners' Capital in 1999 includes the issuance of 3,500,000 Common Units to the public in September 1999.

(8) In February 1999, Enron contributed $21.9 million in Additional Partnership Interests to the MLP pursuant to its commitment made in connection with the Support Agreement. In May 1999 and February 2000, Enron paid $2.5 million and $6.8 million, respectively, in support of EOTT's first and fourth quarter 1999 distributions to its Common Unitholders in exchange for Additional Partnership Interests.

(9) 1998 includes $258.1 million for the purchase of crude oil gathering and transportation assets in multiple states. 1999 includes $38.4 million for the purchase of crude oil transportation and storage assets in New Mexico and Texas in May 1999. 2001 includes $117 million for the purchase of certain liquids processing, storage and transportation assets in the Texas Gulf Coast region in June 2001. See additional discussion in Note 5 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

    The statements in this Annual Report on Form 10-K that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may vary materially from those in the forward-looking statements as a result of various factors. See Item
1. "Business - Information Regarding Forward-Looking Information" and in this section, "Bankruptcy Proceeding and Restructuring Plan," "Risk Factors," and "Liquidity and Capital Resources" for statements regarding important factors that could cause actual results to differ materially from those in the forward-looking statements herein. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that these are all the factors that could cause actual results to vary materially or that our expectations regarding future developments will prove to be correct.

BANKRUPTCY PROCEEDINGS AND RESTRUCTURING PLAN

    On October 8, 2002, EOTT Energy Partners, L.P. (the "MLP") and our four affiliated limited operating partnerships, EOTT Energy Finance Corp. and EOTT Energy General Partner, L.L.C. (the "Subsidiary Entities") filed pre-negotiated voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "EOTT Bankruptcy"). The filing was made in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "EOTT Bankruptcy Court"). Additionally, EOTT Energy Corp. (the "General Partner") filed a voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court in order to join in the voluntary, pre-negotiated Joint Chapter 11 Plan of Reorganization filed on October 8, 2002. On October 24, 2002, the EOTT Bankruptcy Court administratively consolidated for distribution purposes the General Partner's bankruptcy filing with the previously filed cases. We operated as debtors-in-possession under the Bankruptcy Code, which means we continued to remain in possession of our assets and properties and continued our day-to-day operations.

    The EOTT Bankruptcy Court confirmed our Third Amended I Joint Chapter 11 Plan of Reorganization, as supplemented ("Restructuring Plan") on February 18, 2003, and it became effective on March 1, 2003. We emerged from bankruptcy as a limited liability company structure and EOTT Energy LLC ("EOTT LLC") became the successor registrant to the MLP. While this report covers the fiscal year ended December 31, 2002, this report should be read in light of our bankruptcy proceeding and Restructuring Plan. The Restructuring Plan and related disclosure statement were filed with the Securities and Exchange Commission ("SEC") on December 17, 2002 as part of a Form 8-K/A filing concerning the filing of the Restructuring Plan with the EOTT Bankruptcy Court, and supplemented as part of a Form 8-K filed on March 4, 2003 concerning the confirmation of the Restructuring Plan (which filings are incorporated herein by reference). The outcome of our emergence from bankruptcy, the consummation of our Restructuring Plan and the level of success of our Restructuring Plan will materially affect many of the matters described in this report.

Restructuring Plan

    We entered into an agreement, dated October 7, 2002, with Enron Corp. ("Enron"), Standard Chartered Bank ("Standard Chartered"), Standard Chartered Trade Services Corporation ("SCTS"), Lehman Commercial Paper Inc. ("Lehman Commercial") and holders of approximately 66% of the outstanding principal amount of our senior notes (the "Restructuring Agreement"). Under this Restructuring Agreement, Enron, Standard Chartered, SCTS, Lehman Commercial and approximately 66% of our senior note holders agreed to vote in favor of the Restructuring Plan, and to refrain from taking actions not in support of the Restructuring Plan.

    The Restructuring Plan, however, was subject to the approval of the EOTT Bankruptcy Court, and the proposed settlement agreement with Enron, discussed further below, was subject to the additional approval of the United States Bankruptcy Court for the Southern District of New York (the "Enron Bankruptcy Court"), where Enron and certain of its affiliates filed for Chapter 11 bankruptcy protection. The EOTT Bankruptcy Court approved the settlement agreement with Enron on November 22, 2002, and the Enron Bankruptcy Court approved the settlement agreement on December 5, 2002. The major provisions of the Restructuring Plan, which became effective March 1, 2003, are as follows:

    o Enron has no further affiliation with us or the General Partner. The General Partner will be liquidated as soon as reasonably possible.

    o We consummated the settlement agreement with Enron, described further below.

    o EOTT was converted to a limited liability company structure and EOTT LLC became the successor registrant to the MLP. The MLP was merged into EOTT Energy Operating Limited Partnership. EOTT LLC owns and manages the current operating limited partnerships.

    o We are now managed by a seven-member Board of Directors. One of the directors is the chief executive officer of EOTT LLC, and the remaining six directors were selected by the former senior noteholders who signed the Restructuring Agreement at the confirmation hearing for our Restructuring Plan. The new board members are Thomas M. Matthews, who serves as Chairman, J. Robert Chambers, Julie H. Edwards, Robert E. Ogle, James M. Tidwell, S. Wil VanLoh, Jr., and Daniel J. Zaloudek. For further details on our new board members, see Item 10. "Directors and Executive Officers of the Registrant" below.

    o We cancelled our outstanding $235 million of 11% senior unsecured notes. Our former senior unsecured noteholders and holders of allowed general unsecured claims will receive a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 limited liability company units of EOTT LLC representing 97% of the newly issued units. See "Working Capital and Credit Resources - EOTT LLC Senior Notes 2010."

    o We cancelled the MLP's publicly traded common units, and the former holders of the MLP's common units received a pro rata share of 369,520 limited liability company units of EOTT LLC representing 3% of newly issued units and a pro rata share of 957,981 warrants to purchase an additional 7% of the new units. We cancelled the subordinated units and additional partnership interests. See "Working Capital and Credit Resources - EOTT LLC Equity Units and Warrants."

    o We are authorized and intend to implement a management incentive plan for certain of our key employees and our directors. The incentive plan, once implemented, may reserve up to approximately 10% of EOTT LLC's authorized units for issuance to certain key employees and directors.

    o We will issue various notes for payment for certain classes of creditors in accordance with the Restructuring Plan.

    o We closed an exit credit facility with Standard Chartered, Lehman Brothers Inc. ("Lehman") and other lenders on February 28, 2003. The Term Loan Agreement and Letter of Credit Agreement under this facility have a term of 18 months post-bankruptcy under substantially the same terms as the debtor in possession facilities, with the inclusion of certain additional financial covenants. The inventory repurchase and trade receivables financing arrangements with SCTS under this exit credit facility each have an initial term of 6 months. We have the option to extend these arrangements for an additional 12 months, subject to the payment of extension fees in the amount of 1% per annum of the maximum commitment under these arrangements and an increase in the interest rate from LIBOR plus 3% to LIBOR plus 7%.

    In connection with the Restructuring Plan being confirmed, we will adopt fresh start reporting on March 1, 2003. In connection with the confirmation of our Restructuring Plan, the enterprise value of EOTT, inclusive of working capital, was determined to be in the range of $365 million to $395 million. We have arranged for independent valuations to be performed to assist in the allocation of reorganization value (enterprise value before liabilities) as of March 1, 2003 to the assets and liabilities of EOTT in proportion to their relative fair value; however, these valuations have not been completed. We are presenting below a summary of our debt at December 31, 2002 and March 1, 2003, respectively and a table indicating the ownership of our new EOTT LLC units being issued.

    The following is a summary of our debt (in thousands):


                                        December 31,     March 1,
                                            2002          2003
                                        ------------    --------
Term Loans                               $ 75,000       $ 75,000
Repurchase Agreement                       75,000         75,000
Receivable Financing                       50,000         50,000
Enron Note                                  6,200          6,200
Big Warrior Note                            2,700          2,700
Ad Valorem Notes                               --          8,500
11% Senior Notes                          235,000             --
9% Senior Notes                                --        104,000

Following the restructuring, the ownership of EOTT LLC will be as follows:


                                                                       PERCENTAGE OWNERSHIP
                                               -------------------------------------------------------------------
                                                                                                          AFTER
                                                                                     AFTER LLC         ISSUANCE OF
                                                 NUMBER OF          AFTER             WARRANT          MANAGEMENT
              HOLDER                           NEW LLC UNITS    RESTRUCTURING        EXERCISE           UNITS(1)
     -----------------------                   -------------    -------------        --------          -----------
Holders of Common Units                           369,520(2)          3.0%            10.0%(3)            9.17%(3)
General Unsecured Creditors with Allowed       11,947,820            97.0%            90.0%              82.5%
    Claims
Management of EOTT LLC                          1,200,000            --               --                  8.29%

(1) Assumes a management incentive plan with 1,200,000 New LLC Units is approved by the board of directors of EOTT LLC. No decision has currently been made regarding the size of, or awards under, the incentive plan.

(2) Does not include up to 957,981 LLC Units to be issued if LLC Warrants are exercised

(3) Includes 957,981 LLC Units that may be issued upon exercise of the LLC Warrants

Enron Settlement Agreement

    The General Partner and EOTT entered into a settlement agreement dated October 8, 2002 (the "Enron Settlement Agreement") with Enron, Enron North America Corp., Enron Energy Services, Inc., Enron Pipeline Services Company ("EPSC"), EGP Fuels Company ("EGP Fuels") and Enron Gas Liquids, Inc. ("EGLI") (collectively, the "Enron Parties"). As part of the Enron Settlement Agreement, Enron consented to the filing of our bankruptcy in the Southern District of Texas, and Enron waived its rights of first refusal with respect to the sale of the Morgan's Point Facility, Mont Belvieu Facility and other assets we purchased pursuant to the Purchase and Sale Agreement dated June 29, 2001 between Enron and us ("Purchase Agreement"). The EOTT Bankruptcy Court approved the Settlement Agreement with Enron on November 22, 2002, and the Enron Bankruptcy Court approved the Settlement Agreement on December 5, 2002. The Enron Settlement Agreement was consummated on December 31, 2002. In connection with the settlement of outstanding claims between the Enron Parties and us, the Enron Settlement Agreement provides for the parties to enter into the following agreements:

    o We entered into an Employee Transition Agreement with EPSC, which provided for the transfer to us of certain employees of subsidiaries of Enron which perform pipeline operations services for us, effective January 1, 2003.

    o The General Partner and EPSC entered into a Termination Agreement on October 8, 2002, which provided for the termination of the EPSC Corporate Services Agreement.

    o The General Partner, the MLP, and the Subsidiary Entities and Enron entered into a Termination Agreement on October 8, 2002, which provided for the termination of the Corporate Services Agreement.

    o The General Partner and EGP Fuels entered into a Termination Agreement on October 8, 2002, which provided for the termination of the Transition Services Agreement.

    o At December 31, 2002, we executed a promissory note payable to Enron in the initial principal amount of $6.2 million that is guaranteed by our subsidiaries (the "EOTT Note"). The EOTT Note is secured by an irrevocable letter of credit and bears interest at 10 % per annum.

    o The employees, former employees and their covered spouses and dependents of the General Partner continued to participate in the Enron retirement and welfare benefit plans until December 31, 2002.

    As additional consideration and as a compromise of certain claims, we paid Enron $1,250,000 (the "EOTT Cash Payment") on the effective date of our Restructuring Plan.

    We agreed, among other things, to assume obligations in our bankruptcy cases and cure defaults under the Operation and Service Agreement with EPSC whereby EPSC provided certain pipeline operation services to us. We also agreed to indemnify EPSC against claims arising from the General Partner's failure to perform its duties under the Operation and Services Agreement or the General Partner's refusal to approve EPSC recommended items or modifications in the budgets.

    We and the Enron Parties also mutually released each other for any and all claims except those expressly resolved in the Enron Settlement Agreement, including as follows:

    o All of the parties to the Enron Settlement Agreement retained any rights to payments with regard to EGLI's inventory at the Mont Belvieu Facility pursuant to the Stipulation entered by the Enron Bankruptcy Court on April 2, 2002, rejecting the ten-year toll conversion and storage agreements (the "Toll Conversion Agreement and Storage Agreement").

    o The Enron Parties did not release us for claims with respect to the EOTT Note or any undisputed amounts owed to EPSC pursuant to the Operation and Service Agreement for the period beginning August 1, 2002. We have disputed certain amounts billed in a final invoice from EPSC related to the Operation and Service Agreement and are working to resolve the dispute.

    The following is a summary of the net Enron Settlement amount recorded in Reorganization Items in the Consolidated Statement of Operations (in millions) as discussed in Note 1 to the Consolidated Financial Statements:



         Forgiveness of Payable to Enron and affiliates             $ 38.5
         Forgiveness of Performance Collateral from Enron             15.8
         Note issued to Enron (EOTT Note)                             (6.2)
         EOTT Cash Payment to Enron for certain claims                (1.2)
         Final EOTT contribution to Enron Cash Balance Plan           (1.4)
                                                                    ------
           Total                                                    $ 45.5
                                                                    ======

NYSE DELISTING

    On October 11, 2002 the New York Stock Exchange ("NYSE") announced it had determined that the MLP's common units (ticker symbol: EOT) should be suspended immediately from listing on the NYSE because of our Chapter 11 bankruptcy filing and the fact that our common units had recently traded below $1.00. We were formally delisted from the NYSE on November 22, 2002. These common units were canceled under our Restructuring Plan in March 2003. EOTT LLC issued new equity units for allocation to certain creditors and former unitholders. We expect determination of the allocation of new limited liability company units under our Restructuring Plan will be complete by August 2003, and we expect that the units will be traded over-the-counter and listed in the Pink Sheets. We have no current plan to become listed on a securities exchange in the near future, but may elect to do so at an appropriate time, assuming we meet the applicable listing requirements.

IMPACT OF THE BANKRUPTCY OF ENRON AND CERTAIN OF ITS SUBSIDIARIES, AND RELATED EVENTS

    The MLP was managed by the General Partner, a wholly-owned subsidiary of Enron. See Item 1. "Business." Beginning on December 2, 2001, Enron and certain subsidiaries of Enron filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Enron Bankruptcy"). Neither the General Partner nor we were included in the Enron Bankruptcy. However, because of our contractual relationships with Enron and certain of its subsidiaries at the time of the filing of the Enron Bankruptcy petition, the Enron Bankruptcy has impacted us in various ways, discussed below.

Rejection of Toll Conversion and Storage Agreements with EGLI; Claims Against Enron's Bankruptcy Estate

    We were adversely impacted as a result of the inclusion of EGLI in Enron's bankruptcy proceedings. We had in place ten-year Toll Conversion and Storage Agreements with EGLI. On April 2, 2002, the Enron Bankruptcy Court entered a stipulation and agreed order rejecting the Toll Conversion and Storage Agreements (the "Stipulation"), which Stipulation became final and non-appealable on April 12, 2002. As a result of EGLI's non-performance under these agreements, we recorded a $29.1 million non-cash impairment, which was our remaining investment in these long-term contracts, at December 31, 2001. We had a monetary damage claim against EGLI and Enron as a result of the rejection of the agreements under the Stipulation. Accordingly, we filed claims against EGLI in the Enron Bankruptcy Court on May 12, 2002, resulting from EGLI's rejection of the Toll Conversion and Storage Agreements in the amount of $540.5 million.

    In addition, Enron guaranteed EGLI's performance under the EGLI agreements; however, its guarantee was limited to $50 million under the Toll Conversion Agreement and $25 million under the Storage Agreement. Accordingly, we filed a claim against Enron in the Enron Bankruptcy Court resulting from EGLI's rejection of the agreements in the amount of $75 million. We filed additional claims against numerous Enron affiliates on October 15, 2002 totaling $213.5 million. Under the terms of the Enron Settlement Agreement, we withdrew all claims filed by us in the Enron Bankruptcy Court upon the effective date of our Restructuring Plan.

Tax and Environmental Indemnities

    We also had indemnities from Enron for certain ad valorem taxes, possible environmental expenditures and title defects relating to the Morgan's Point Facility and the Mont Belvieu Facility. The total indemnity amount provided for under the Purchase Agreement was $25 million and we had made no claims under the indemnities through December 31, 2002. Under the terms of the Enron Settlement Agreement, we released Enron from these indemnities.

Performance Collateral from Enron

    As discussed above, Enron guaranteed payments under the Toll Conversion and Storage Agreements. In addition, EGLI owed us approximately $9 million under the Toll Conversion and Storage Agreements prior to filing for bankruptcy. Pursuant to the Toll Conversion and Storage Agreements, if Enron's credit rating dropped below certain defined levels specified in these agreements, we could request within five days of this occurrence for EGLI to post letters of credit. The letters of credit could be drawn upon if EGLI failed to pay any amount owed to us under these agreements. The Toll Conversion Agreement provided that the letter of credit would be in an amount reasonably requested by us, not to exceed $25 million. The Storage Agreement provided that the letter of credit would be in an amount as reasonably requested, but no amount was specified. In late November 2001, Enron's credit rating fell below the ratings specified in these agreements. Accordingly, on November 27, 2001, we requested that EGLI post two $25 million letters of credit. In lieu of posting letters of credit, we received a $25 million deposit/performance collateral from EGLI/Enron, against which we recouped the $9 million of outstanding invoices. We applied the remaining sum, approximately $16 million, to recoup or offset a portion of our damages as a result of EGLI's rejection of the Toll Conversion and Storage Agreements. Our Restructuring Plan resulted in a release by Enron of any claim to the $25 million deposit/performance collateral.

Cost and Availability of Credit

    As a result of Enron's bankruptcy, we incurred higher costs in obtaining credit than we had in the past. In addition, our trade creditors were less willing to extend credit to us on an unsecured basis and the amount of letters of credit we have been required to post for our marketing activities increased significantly, contributing to the necessity of our Chapter 11 bankruptcy filing. See further discussion in Note 8 to the Consolidated Financial Statements.

Distributions to Our Common Unitholders

    Our distribution for the fourth quarter of 2001 was $0.25 per common unit, which was lower than the minimum quarterly distribution amount of $0.475 per common unit provided under the MLP's Amended and Restated Agreement of Limited Partnership and amendments thereto (the "Partnership Agreement"). Enron was obligated under a support agreement to provide cash distribution support to us for any shortfall in available cash for the fourth quarter of 2001 below the minimum quarterly distribution amount. As a result of Enron's financial deterioration and bankruptcy, however, Enron did not pay the fourth quarter cash distribution shortfall of $0.225 per common unit. We made a claim for the distribution support amount of $4.2 million in the Enron Bankruptcy Court. However, we released this claim against Enron under the terms of the Enron Settlement Agreement.

    We did not make a distribution to our common unitholders for any quarter during 2002. We do not expect to make distributions to our new EOTT LLC unitholders in the foreseeable future due to restrictions in our exit credit facilities. See "Liquidity and Capital Resources" below.

Audit Committee of the General Partner

    The Board of Directors of the General Partner established an Audit Committee consisting of three independent directors - individuals who are neither officers nor employees of the General Partner or an affiliate of the General Partner. By December 5, 2001, all of the independent directors of the Board of Directors of the General Partner had resigned, citing personal reasons. As a result of these resignations, there were no independent directors to sit on the Audit Committee. On April 10, 2002, Messrs. Matthews, Tidwell and Lovett were elected as new independent directors of the Board of Directors of the General Partner. Mr. Tidwell served as chairman of the Audit Committee until our Restructuring Plan was effective on March 1, 2003. The same three independent directors also comprised our Compensation Committee and our Restructuring Committee until our Restructuring Plan was effective on March 1, 2003.

Change in Our Independent Accountants and Unaudited Financial Statements

    Arthur Andersen LLP ("Andersen") withdrew as our independent accountants on February 5, 2002, citing professional concerns, including auditor independence issues, relating to the recent events involving Enron. On March 25, 2002, the Board of Directors of the General Partner authorized the engagement of PricewaterhouseCoopers LLP ("PwC") as our independent accountants to replace Andersen. As more fully disclosed elsewhere herein, financial statements included in the Form 10-K for the year 2000 are unaudited. For further details, see "Prior Year Unaudited Information" below.

Board of Directors of The General Partner

    As discussed above, on April 10, 2002, three independent directors joined the Board of Directors of the General Partner, allowing the General Partner to reconstitute its Audit Committee. On September 26, 2002, the remaining two Enron affiliated directors resigned, leaving the board in the control of our three independent directors. The sole shareholder of the General Partner had created the Restructuring Committee in March 2002, and reduced the maximum number of directors from seven to five, such that independent directors immediately constituted a majority of our Board of Directors. The Restructuring Committee was given powers and authority of the Board of Directors with respect to any restructuring transactions concerning the General Partner or any of its affiliates or the MLP or any of its affiliates. The Restructuring Committee was also given the power and authority over the commencement by us of any bankruptcy proceedings under Title 11. With the agreement of Enron, Standard Chartered, SCTS and a majority of the then outstanding principal amount of our senior notes, we filed for reorganization under Chapter 11 of the Bankruptcy Code beginning on October 8, 2002. See "Bankruptcy Proceedings and Restructuring Plan" above.

The General Partner's Operation and General Administration of the Partnership

    As is commonly the case with publicly traded partnerships, the MLP did not directly employ any persons responsible for managing or operating us or for providing services relating to day-to-day business affairs. The General Partner provided such services or obtained such services from third parties, and the MLP was responsible for reimbursement of substantially all of its direct and indirect costs and expenses. As of January 1, 2003, all employees who perform services for us are employed by EOTT LLC. Prior to January 1, 2003, the General Partner provided certain services to us under the following agreements:

    o The General Partner entered into a Corporate Services Agreement dated March 24, 1994 whereby Enron provided services to us, including liability and casualty insurance and certain data processing services.

    o The General Partner entered into an Operation and Service Agreement ("O&S Agreement") with EPSC, a wholly-owned subsidiary of Enron that is currently not in bankruptcy, to provide certain operating and administrative services to the General Partner, effective October 1, 2000.

    o In connection with the acquisition of the liquids assets in June 2001, the General Partner entered into a Transition Services Agreement with EGP Fuels to provide transition services through December 31, 2001 for the processing of invoices and payments to third parties related to the Morgan's Point Facility and Mont Belvieu Facility.

    As previously discussed, all of these agreements were terminated as part of the Enron Settlement Agreement. We had approximately $29 million in outstanding obligations under these agreements, which were forgiven at December 31, 2002. We had recorded liabilities of approximately $36 million to Enron and its affiliates as of December 31, 2001, including the General Partner, under these agreements discussed above. See Note 10 to our Consolidated Financial Statements. For further discussion regarding the Enron Settlement Agreement, see
Note 9 to our Consolidated Financial Statements.

Pension Plan Underfunding Issues

    The Enron Settlement Agreement provided that we withdraw from the defined benefit pension plan known as the Enron Corp. Cash Balance Plan (the "Cash Balance Plan") on December 31, 2002.

    We understand, based on information provided by Enron, that the assets of the Cash Balance Plan are currently less than the present value of all accrued benefits on both a SFAS No. 87 (Employers' Accounting for Pensions) basis and a plan termination basis, with approximately 48 percent of that underfunded amount attributable to members of the Enron "controlled group" that are not in bankruptcy. By statute, the Pension Benefits Guaranty Corporation (the "PBGC") has the right to terminate pension plans due to their failure to meet minimum funding standards and for other reasons set forth in 29 U.S.C.
Section 1342. The PBGC filed proofs of claim in our bankruptcy proceedings to address concerns about the Cash Balance Plan, and also an objection to our Restructuring Plan ("PBGC/EOTT Claim").

    To address the issues raised by the PBGC, as well as the objections we filed to the PBGC's proofs of claim, a Stipulation and Order Regarding EOTT Chapter 11 Proceedings and Settlement Among the Enron Parties, us and the PBGC (the "PBGC Stipulation") was executed and entered by the Enron Bankruptcy Court on February 27, 2003, plus the PBGC Stipulation was attached as an exhibit to the Order confirming our Restructuring Plan.

    The PBGC Stipulation set forth the following:

    1. Enron will continue to hold, subject to the terms of the PBGC Stipulation, the EOTT Note, the letter of credit securing the EOTT Note, any payments thereunder, and the EOTT Cash Payment (collectively, the "EOTT Settlement Proceeds") on behalf of the Enron Parties.

    2. Any claim of the PBGC against us for liabilities (if any) arising from the Cash Balance Plan will attach to the EOTT Settlement Proceeds with the same effect (if any) that such claim (if any) now has as against us and such claim will be subject to the claims and defenses of the Enron Parties and the Enron Creditors' Committee with respect thereto. The PBGC's rights regarding the EOTT Settlement Proceeds will constitute the sole basis for the PBGC to seek to enforce its claims (if any) against us for the PBGC/EOTT Claims.

    3. The PBGC will: (a) withdraw, with prejudice only as to us, all proofs of claim filed in our bankruptcy proceedings and we will withdraw, with prejudice, our objection to any such proofs of claim; (b) release us from the underfunded benefit liability and premium claims asserted in the proofs of claim related to an event other than a "standard termination" of the Cash Balance Plan; and (c) withdraw, with prejudice, all objections the PBGC has filed to the confirmation of our Restructuring Plan. The foregoing will not affect the validity of the PBGC's interest, if any, in the EOTT Settlement Proceeds.

    4. Except as explicitly provided for in the PBGC Stipulation, the PBGC Stipulation does not constitute a waiver or admission by the Enron Parties, us or the PBGC with respect to the PBGC's allegations, the PBGC/EOTT Claim, or the nature of the Enron Parties' or PBGC's entitlement to the EOTT Settlement Proceeds.

Other Effects

    Enron's bankruptcy filing had a number of other adverse effects on our business. Our recapitalization plan proposed in 2001 was terminated. Our senior notes were downgraded and were rated a "B-" by Standard & Poor's and a "Caa2" by Moodys prior to filing for bankruptcy. The value of the MLP's common units declined significantly and we were formally delisted from the NYSE on November 22, 2002. This restricted our access to the capital markets, and Enron's bankruptcy and related events also caused us to lose market share in our crude oil marketing, gathering and pipeline operations. Additionally, we were included in requests for documents related to Congressional and regulatory investigations as a result of Enron's bankruptcy and have fully cooperated with such requests. For further information concerning our relationships and related transactions with Enron and its affiliates, see Note 10 to our Consolidated Financial Statements.

OVERVIEW

    Through our four operating limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Pipeline Limited Partnership, and EOTT Energy Liquids, L.P., we purchase, gather, transport, store, process and resell crude oil, refined petroleum products, natural gas liquids ("NGL") and other related products. Our principal business segments are our North American Crude Oil - East of Rockies Operations, our Pipeline Operations, our Liquids Operations and our West Coast

Operations. See Note 15 to our Consolidated Financial Statements for certain financial information by business segment.

Gathering, Marketing and Trading Operations

    Gross profit from gathering, marketing and trading operations varies from period-to-period, depending to a significant extent upon changes in the supply and demand of crude oil and the resulting changes in United States crude oil inventory levels. The gross profit from gathering and marketing operations is generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of gathering and transportation, field operating costs and depreciation and amortization. In addition to purchasing crude oil at field gathering locations, we purchase crude oil in bulk at major pipeline terminal points and major marketing points and enter into exchange transactions with third parties. These bulk and exchange transactions are characterized by large volume and narrow profit margins on purchase and sale transactions, and the absolute price levels for crude oil do not necessarily bear a relationship to gross profit.

    Our operating results are sensitive to a number of factors including: grades or types of crude oil, variability in lease crude oil barrels produced, individual refinery demand for specific grades of crude oil, area market price structures for the different grades of crude oil, location of customers, availability of transportation facilities, and timing and costs (including storage) involved in delivering crude oil to the appropriate customer.

    In general, as we purchase crude oil, we establish a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into future delivery obligations with respect to futures contracts on the New York Mercantile Exchange (the "NYMEX"), thereby minimizing or reducing exposure to price fluctuations. Through these transactions, we seek to maintain positions that are substantially balanced between crude oil purchases and sales or future delivery obligations. However, depending on market conditions, positions may be taken subject to established price risk management position limits. As a result, changes in the absolute price level for crude oil do not necessarily impact the margin from gathering and marketing.

    Throughout the marketing process, we seek to maintain a substantially balanced risk position. We do have certain risks that cannot be completely hedged, such as a portion of certain basis risks. Basis risk arises when crude oil is acquired by a purchase or exchange that does not meet the specifications of the crude oil we are contractually obligated to deliver, whether in terms of geographic location, grade or delivery schedule. In accordance with our risk management policy, we seek to limit price risk and maintain margins through a combination of physical sales, NYMEX hedging activities and exchanges of crude oil with third parties.

    We operate the business differently as market conditions change. During periods when the demand for crude oil is weak, the market for crude oil is often in "contango," meaning that the price of crude oil in a given month is less than the price of crude oil in a subsequent month. In a contango market, storing crude oil is favorable, because storage owners at major trading locations can simultaneously purchase production at low current prices for storage and sell at higher prices for future delivery. When there is a higher demand than supply of crude oil in the near term, the market is "backwardated," meaning that the price of crude oil in the prompt month exceeds the price of crude oil in a subsequent month. A backwardated market has a positive impact on marketing margins because crude oil gatherers can capture a premium for prompt deliveries.

Pipeline Operations

    Pipeline revenues and gross profit are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. Transporting crude oil at published pipeline tariffs for our North American Crude Oil - East of Rockies business segment, generates a majority of our pipeline revenues. Approximately 74% of the revenues of our Pipeline Operations business segment for the twelve months ended December 31, 2002 were generated from tariffs charged to our North American Crude Oil - East of Rockies business segment and sales of crude oil inventory to our North American Crude Oil - East of Rockies business segment. Changes in revenues and pipeline operating costs are relevant to the analysis of financial results of the Pipeline Operations business segment and are addressed in the following discussions of the Pipeline Operations business segment.

Liquids Operations

    Gross profit for our Liquids Operations, prior to Enron's bankruptcy, was determined by the provisions of the ten-year Toll Conversion and Storage Agreements, which included the processing fee for converting feedstocks into products at the Morgan's Point Facility; storage and transportation fees related to our Mont Belvieu Facility; the fixed and variable costs of operating these facilities; and the depreciation and amortization related to these facilities. Revenues from the processing operations were based upon a fixed fee received for certain minimum quantities of product converted on a take-or-pay basis. Revenues from the storage and transportation operations were based upon a fixed rate for certain minimum capacity levels and actual volumes stored and transported at the liquids storage facility.

    Subsequent to the filing of EGLI's bankruptcy, we began conducting commercial supply and marketing activities of the Morgan's Point Facility. Under a merchant operation, gross profit from the Liquids Operations includes the difference between the purchase price of feedstocks and the price of methyl tertiary butyl ether ("MTBE") at the point of sale minus any transportation costs, fixed and variable costs of operating the facility and the depreciation and amortization related to the facility.

    On April 2, 2002, the Enron Bankruptcy Court entered the Stipulation rejecting the Toll Conversion and Storage Agreements, which became final and non-appealable on April 12, 2002. Until the Storage Agreement was rejected, we could not enter into any third party spot or term contracts for storage at the Mont Belvieu Facility. As a result, we could only charge a daily administrative fee to EGLI for the use of the Mont Belvieu Facility, until April 12, 2002. We are currently in the process of building our customer base, and have recaptured approximately half of historically normal storage and throughput volumes. Since the Enron bankruptcy and the filing of the Stipulation, we are exploring various alternatives for these facilities. See Item 1. "Business - Liquid Operations - Toll Conversion and Storage Agreements," and "Impact of the Bankruptcy of Enron and Certain of Its Subsidiaries, and Related Events - Rejection of Toll Conversion and Storage Agreements with EGLI; Claims Against Enron's Bankruptcy Estate" above.

ACQUISITIONS AND DISPOSITIONS

    Effective June 1, 2002, we sold our West Coast refined products marketing operations to Trammo Petroleum, Inc. The sales price was not significant.

    In June 2001, we purchased certain liquids processing, storage and transportation assets located in the Texas Gulf Coast region through our wholly-owned subsidiary, EOTT Energy Liquids, L.P. and concurrently entered into ten-year Toll Conversion and Storage Agreements. We paid $117 million in cash to Enron and State Street Bank and Trust Company of Connecticut, National Association, Trustee. The assets owned by the Trustee were held under a lease financing arrangement with Enron. Immediately prior to the acquisition, all of the assets were operated by EGP Fuels, a wholly-owned subsidiary of Enron. We acquired these facilities pursuant to the terms of a purchase and sale agreement with Enron, effective June 30, 2001. We financed the purchase price through short-term borrowings from SCTS under short-term inventory and receivable financing facilities. For further details see "Liquidity and Capital Resources" below.

    Effective June 30, 2001, we sold our West Coast crude oil gathering and blending operations to Pacific Marketing and Transportation LLC ("Pacific") for $14.3 million. We could be required to repay up to $1.5 million of the sale price, subject to a two-year look-back provision regarding average operating results during the period July 1, 2001 through June 30, 2003. Such amount is reflected in Liabilities Subject to Compromise and Other Long-Term Liabilities in the Consolidated Balance Sheet at December 31, 2002 and 2001, respectively.

OTHER

    Due to changes in market conditions, we modified a 15-year contract between Koch Oil Company, now Koch Supply & Trading, L.P. ("Koch") and us, which began December 1, 1998, whereby we supply crude oil to Koch at market based prices. We have amended the supply volume and related price on a periodic basis to respond to market changes.

PRIOR YEAR UNAUDITED INFORMATION

    In connection with a proxy filing submitted to the SEC in the fall of 2001 concerning our planned recapitalization, which was subsequently terminated due to the Enron bankruptcy, the SEC has been reviewing our 1934 Act filings. We have received a series of comments from the SEC to which we either have responded or are in the process of responding. In response to the SEC's comments regarding unauthorized trading activities, disclosed in our previous SEC filings, we restated prior year financial results in connection with our 2001 Form 10-K to reflect the fair value impact of these transactions over the periods during which the contracts were outstanding. The restatement resulted in a decrease in net income for the year 1998 of $1.0 million ($0.05 per diluted unit) and a corresponding increase in net income for the year 1999 of $1.0 million ($0.04 per diluted unit). The effect of the restatement in 2000 only related to the quarterly periods. See Note 3 to the Consolidated Financial Statements.

    On February 5, 2002, Andersen withdrew as our independent accountants. We were informed that Andersen's withdrawal related to Andersen's professional standard concerns, including auditor independence issues, related to events involving Enron. The restatement of our financial statements for the years 1998 and 1999, and the quarterly periods in 1999 and 2000, requires the issuance of a new audit opinion covering the years 1999 and 2000. PwC, our current independent accountants, has verbally agreed to perform re-audits of our financial statements for the years 1999 and 2000. In connection with our Restructuring Plan, a new Board of Directors and Audit Committee have been formed; however, the new Board of Directors and Audit Committee have not yet completed their review of this matter or formally engaged PwC to conduct the re-audits. Because the re-audits have not been performed, we are filing unaudited financial statements for the year 2000 with this Annual Report. See Note 3 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The following review of our results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and Notes thereto. We have made certain reclassifications and revisions to our income statement presentation. See further discussion in Note 2 to the Consolidated Financial Statements.

    We reported a net loss of $101.7 million or $1.07 per diluted unit for the year ended December 31, 2002, a net loss of $15.2 million or $0.54 per diluted unit for the year 2001 and net income of $13.8 million or $0.49 per diluted unit for the year 2000. However, results for 2002 and 2001 include impairment charges and reorganization items discussed below.

    In 2002, we recorded a $77.3 million charge which primarily relates to an impairment of our Morgan's Point Facility ($20.2 million), Mont Belvieu Facility ($33.0 million) and natural gas liquids assets on the West Coast ($22.9 million). In connection with the development of our exit strategy from bankruptcy, we determined that these assets were not strategic to EOTT. Therefore, we are evaluating our options with regard to these assets, which could include continued operation of these assets, sale to a third party, modification of certain assets to produce alternative products or a potential shutdown. Reorganization items recognized in connection with our Chapter 11 bankruptcy filing increased 2002 net income by $32.8 million. Reorganization items include net amounts forgiven in connection with our settlement agreement with Enron ($45.5 million), interest income earned on amounts advanced to us under the Debtor In Possession ("DIP") financing agreements described below ($0.2 million) offset by legal and professional fees incurred related to the bankruptcy filing ($7.1 million), retention charges ($ 0.7 million), and the adjustment to reflect the allowed claim amount of the senior notes (write-off of deferred issuance costs of $5.1 million). The $29.1 million impairment charge in the fourth quarter of 2001 resulted from EGLI's non-performance under the Toll Conversion and Storage Agreements and represented our total remaining investment allocated to the agreements.

TWELVE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 2001.

    We reported a net loss of $101.7 million for the twelve months ended December 31, 2002 compared to a net loss of $15.2 million in 2001. The decline in net income, which includes the effect of the impairment charges and reorganization items discussed above, reflects a $107.1 million decrease in operating income, an increase of $11.7 million in interest and financing costs, net and a $32.8 million gain on reorganization items in 2002 as compared to 2001. The primary factors affecting operating income are as follows:

o Lower gross profit of $21.8 million from our North American Crude Oil - East of Rockies business segment. The primary factors affecting gross profit in this segment are:

    -- Reduction in our crude oil marketing activities and lease volumes purchased in 2002 compared to 2001. The reduction in marketing activities and lease volumes purchased reflects the loss of certain lease and spot barrels as a result of increased requests for credit from our suppliers and other factors resulting from Enron's bankruptcy and our bankruptcy as well as the overall credit environment in the energy industry. Crude oil lease volumes averaged 277,000 barrels per day ("bpd") in 2002 compared to 361,000 bpd in 2001. Total sales volumes averaged 520,000 bpd in 2002 compared to 888,000 bpd in 2001.

    -- Stronger crude oil market conditions in 2001. Two primary market factors which affect our crude oil marketing business are the forward price spread between field postings and liquid market locations, called P+ and grade differentials (largely represented by the price spread between West Texas Intermediate ("WTI") and West Texas Sour ("WTS") crude oil). P+ averaged $ 3.26 per barrel in 2002 compared to $3.22 per barrel in 2001 ($3.91 per barrel in the first quarter of 2001). The spread between WTI and WTS averaged $ 1.39 per barrel in 2002 as compared to $2.91 per barrel in 2001 ($3.75 per barrel in the first six months of 2001).

o Lower operating income of $34.7 million from our Pipeline Operations. Revenues from our Pipeline Operations decreased $20.2 million reflecting reduced lease volumes transported by our North American Crude Oil - East of Rockies business segment. Average volumes transported in 2002 were 407,000 bpd compared to 511,000 bpd in 2001. Revenue per barrel was $0.72 per barrel in 2002 compared to $0.68 per barrel in 2001. Total expenses for our Pipeline Operations increased approximately $4.5 million primarily reflecting higher environmental costs of $1.7 million, higher employee expenses of $3.3 million, severance costs of $0.3 million offset by lower operating costs of $0.6 million.

o Operating losses from our Liquids Operations, which include impairment charges of $53.2 million in 2002 and $29.1 million. in 2001, increased $24.6 million. These operations were acquired in June 2001.

o Operating loss from our West Coast Operations increased $20.5 million due to the $22.9 million impairment charges recorded in 2002 offset by the sale of the West Coast gathering and marketing business in June 2001.

o Other expenses of $8.0 million in 2002 related to the settlement of various environmental matters and claims made with respect to environmental contingencies during our bankruptcy process. EOTT and various plaintiffs agreed to the terms of settlements, whereby the plaintiffs released their claims against EOTT in exchange for an allowed general unsecured claim in our bankruptcy.

o Corporate and other costs increased approximately $3.6 million, which reflects increased legal, financial and administrative costs related to Enron's bankruptcy and restructuring costs (incurred prior to October 2002) related to our Chapter 11 filing.

The primary factors affecting interest and financing costs are as follows:

o Facility fees on the credit facilities and term loan with Standard Chartered, SCTS and Lehman were $8.4 million higher during 2002.

o Interest on working capital loans increased $1.8 million. Amounts outstanding under financing facilities were $200.0 million and $182.5 million at December 31, 2002 and 2001, respectively, with borrowing rates which ranged from LIBOR plus 75 basis points to LIBOR plus 300 basis points under the amended credit facility in early 2002 and DIP Facilities.

o Letter of credit costs were $6.3 million in 2002 under the credit facilities with Standard Chartered and the DIP Letter of Credit Facility as compared to $0.8 million in 2001. Letters of credit outstanding at December 31, 2002 and 2001 were $274.0 million and $196.1 million, respectively. Letter of credit fees averaged 3.0% during 2002 and ranged from 0.375% under the Enron Credit Facility to up to 3.0% under the Credit Facility in late 2001.

o   Interest on the DIP Term Loan totaled $1.5 million in 2002.

o Interest on the 11% senior notes was $5.9 million lower in 2002 due to the cessation of interest accruals effective October 8, 2002.

TWELVE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 2000

     We record a net loss of $15.2 million (including the $29.1 million impairment charge) in 2001 compared to net income of $13.8 million in 2000. Operating income decreased $27.0 million, interest and financing costs, net increased $3.2 million and we recognized $1.1 million of income related to the cumulative effect of an accounting change in 2001. The primary factors affecting operating income are as follows:

o Higher operating income of $7.7 million from our North American Crude Oil-East of Rockies business segment. The primary factors affecting gross profit in this segment are:

    -- Elimination of certain low margin crude oil lease volumes during early 2001. Crude oil lease volumes averaged 361,000 bpd for 2001 compared to an average of 408,000 bpd in 2000. Total sales volumes for the year ended 2001 were 0.9 million bpd compared to 1.0 million bpd for the same period in 2000.

    -- Stronger crude oil market conditions in 2001, primarily the first quarter of 2001. Two primary market factors which affect our crude oil marketing business are the forward price spread between field postings and liquid market locations, called P+ and grade differentials (largely represented by the price spread between WTI and WTS crude oil). The spread between WTI and WTS averaged $2.91 per barrel in 2001 ($3.75 per barrel in the first six months of 2001) compared to $2.01 per barrel in 2000. P+ averaged $3.22 per barrel in 2001 compared to $3.85 per barrel in 2000.

    -- Sales of line-fill inventory, previously held in a third party pipeline which was taken out of service, for approximately $2.0 million.

o Lower operating income of $16.3 million from our Pipeline Operations. Revenues from our Pipeline Operations decreased $12.8 million reflecting reduced lease volumes transported by our North American Crude Oil-East of Rockies business segment discussed above. Average volumes transported in 2001 were

    511,000 bpd compared to 562,000 bpd in 2000. Revenue per barrel was $0.68 per barrel in 2001 and 2000. Total expenses for the Pipeline Operations were $4.4 million higher in 2001 compared to 2000. The primary factors contributing to the higher costs were higher environmental expenses of $7.0 million related to the Environmental Protection Agency (the "EPA") 308 information request, increased estimates to complete existing remediation plans and higher than anticipated actual environmental costs incurred, net of insurance recovery and higher depreciation and amortization ($0.6 million). These increases were offset by lower employee expenses ($1.2 million) and lower ad valorem taxes ($1.3 million).

o Operating loss of $11.9 million (including the $29.1 million impairment charge) from our Liquids Operations, which were acquired in June 2001.

o Lower operating income of $4.3 million from our West Coast Operations due to the sale of the crude oil gathering assets in June 2001 and the strong market conditions for the marketing of refined products and the fractionation of natural gas liquids in 2000.

o Corporate costs were $2.1 million higher in 2001 compared to 2000. The primary factors contributing to the increased costs were the write-off of costs incurred related to our proposed recapitalization plan, and costs incurred to set up the interim credit facility.

The primary factors affecting interest and financing costs are as follows:

o Facility fees on the new Credit Facility with Standard Chartered were $0.8 million for 2001.

o Letter of credit costs increased $0.4 million under the Credit Facility. Letters of credit outstanding at December 31, 2001 and 2000, were $196.1 million and $103.3 million, respectively. Letter of credit fees in 2001 ranged from .375% to up to 3% under the Credit Facility in 2001 compared to fees of .375% in 2000.

o Interest on working capital loans and financings increased $1.0 million. Amounts outstanding under loans or financing facilities were $182.5 million and $45.0 million, at December 31, 2001 and 2000, respectively. The significant increase in borrowings is primarily attributable to the $117 million acquisition of Liquids assets in June 2001. Borrowing rates ranged from LIBOR plus 75 basis points to LIBOR plus 300 basis points in 2001 compared to LIBOR plus 75 basis points to LIBOR plus 250 basis points in 2000.

Selected financial data for our business segments are summarized below, in millions:

                                                            Year Ended December 31,
                                                    -------------------------------------
                                                     2002          2001          2000
                                                    ------        ------        ------
                                                                              (Unaudited)
Operating Revenues:

     N. A. Crude Oil - East of Rockies(1) ........  $143.3        $210.9        $212.7
     Pipeline Operations .........................   107.3         127.5         140.3
     Liquids Operations(2) .......................   212.7          48.7            --
     West Coast Operations(1) ....................    30.0          67.4          97.9
     Intersegment eliminations ...................   (67.7)        (87.8)        (93.5)
                                                    ------        ------        ------
       Total .....................................  $425.6        $366.7        $357.4
                                                    ======        ======        ======

Gross Profit:

     N. A. Crude Oil - East of Rockies(3) ........  $  3.4        $ 25.2        $ 18.5
     Pipeline Operations .........................    34.2          56.7          73.6
     Liquids Operations ..........................    17.6          18.3            --
     West Coast Operations .......................    (0.8)         (0.5)          3.0
                                                    ------        ------        ------
       Total .....................................  $ 54.4        $ 99.7        $ 95.1
                                                    ======        ======        ======

Operating Income (Loss):
     N. A. Crude Oil - East of Rockies ...........  $(13.9)       $  9.8        $  2.1
     Pipeline Operations .........................    15.3          50.0          66.3
     Liquids Operations(4)(5) ....................   (36.5)        (11.9)           --
     West Coast Operations(5) ....................   (25.2)         (4.7)         (0.4)
     Corporate and Other .........................   (28.5)        (24.9)        (22.8)
                                                    ------        ------        ------
       Total .....................................  $(88.8)       $ 18.3        $ 45.2
                                                    ======        ======        ======

         (1) In connection with the adoption of EITF Issue No. 02-03, which requires realized and unrealized gains and losses on derivative instruments held for trading purposes to be shown net in the income statement, we are presenting all of our crude oil and refined product marketing and trading purchase and sale transactions on a net basis and comparative financial information has been reclassified to conform to the new presentation. See Note 2 to the Consolidated Financial Statements.

         (2) Prior to the filing of EGLI's bankruptcy, revenue from external customers included a processing fee for converting feedstocks into products at the Morgan's Point Facility and storage and transportation fees related to the Mont Belvieu Facility. Subsequent to EGLI's bankruptcy, we began operating the Morgan's Point Facility as a merchant operation and therefore revenue from external customers reflects sales of MTBE or other products.

         (3) Includes intersegment transportation costs from our Pipeline Operations segment for the transport of crude oil at published pipeline tariffs and purchases of crude oil inventory from our Pipeline Operations segment. Intersegment transportation costs and net purchases of crude oil inventory from our Pipeline Operations segment were $79.0 million, $103.5 million and $119.3 million for the twelve months ended December 31, 2002, 2001 and 2000, respectively.

         (4) 2001 includes a $29.1 million impairment loss related to the agreements with EGLI.

         (5) 2002 includes a $53.2 million impairment charge related to assets in our Liquids Operations and a $22.9 million impairment charge related to assets in our West Coast Operations.

SEGMENT RESULTS

    TWELVE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 2001

    North American Crude Oil - East of Rockies. The North American Crude Oil - East of Rockies business segment had an operating loss of $13.9 million for 2002 compared to operating income of $9.8 million during 2001. Gross profit decreased $21.8 million from $25.2 million in 2001 to $3.4 million in 2002 due primarily to: the strong crude oil market conditions in 2001, primarily in the first quarter of 2001 (P+ averaged $3.91 per barrel in the first quarter of 2001) and reductions in our marketing activities and lease volumes purchased in 2002 due to increased requests for credit from our suppliers (our ability to respond was limited by our existing credit capacity) and other factors resulting from Enron's bankruptcy and our Chapter 11 filing. P+ averaged $3.26 per barrel in 2002 compared to $3.22 per barrel in 2001. The spread between WTI and WTS crude oil averaged $1.39 per barrel in 2002 compared to $2.91 per barrel in 2001. Crude oil lease volumes averaged 277,000 bpd during 2002 compared to an average of 361,000 bpd in 2001. The decline in lease volumes is attributable to the elimination of certain low margin crude oil lease volumes in the first nine months of 2001 and the loss of lease volumes resulting from increased requests for letters of credit from our suppliers (which significantly reduced the amount of buy/sell contracts we could enter into) starting in late 2001 as a result of the Enron Bankruptcy and subsequently our Chapter 11 filing in October 2002. These decreases were offset by reductions in employee related costs of $6.0 million (primarily payroll related to our fleet operations due to the significant decline in lease volumes transported); however, severance costs were $0.7 million in connection with our realignment initiatives in the third quarter of 2002. Intersegment costs charged by our Pipeline Operations segment were $79.0 million and $103.5 million during 2002 and 2001, respectively.

    Pipeline Operations. Operating income from our Pipeline Operations declined $34.7 million to $15.3 million in 2002 compared to $50.0 million in 2001. Revenues decreased $20.2 million from $127.5 million in 2001 to $107.3 million in 2002 due primarily to a decline in volumes being transported by our North American Crude Oil - East of Rockies segment discussed above. Pipeline volumes averaged 407,000 bpd during 2002 as compared to 511,000 bpd in 2001. Approximately $79.0 million and $103.5 million of revenues for the twelve months ended December 31, 2002 and 2001, respectively, were generated primarily from tariffs charged to the North American Crude Oil - East of Rockies segment and sales of crude oil inventory to that business segment. Expenses, including depreciation and amortization, of $79.4 million in 2002 were $4.5 million higher compared to 2001 due primarily to higher employee expenses ($3.3 million), environmental costs ($1.7 million), and severance costs ($0.3 million) offset by lower operating costs ($0.6 million).

    Liquids Operations. Our Liquids Operations, acquired in June 2001, had an operating loss of $36.5 million, including impairment charges of $53.2 million in 2002 compared to an operating loss of $11.9 million, which includes a $29.1 million impairment charge. Factors affecting our Liquids Operations are as follows: lower MTBE equivalent sales volumes of 13,800 bpd in 2002 due primarily to a one month scheduled turnaround in the first quarter of 2002; and lower gross margins due to the transition of these operations to a merchant function subsequent to EGLI's bankruptcy. MTBE margins averaged $0.26 per gallon in 2002, which was lower than we anticipated primarily due to higher methanol and butane feedstock prices. Until the Storage Agreement was rejected by EGLI in April 2002, we could only charge an administrative fee to EGLI of approximately $0.5 million per month related to the Storage Agreement. We are currently in the process of building our customer base and have recaptured approximately 50% of historically normal storage and throughput levels. In addition, severance costs of $0.4 million were recognized in connection with reorganization initiatives.

    West Coast Operations. West Coast Operations had an operating loss of $25.2 million in 2002 including impairment charges of $22.9 million, compared to an operating loss of $4.7 million in 2001 primarily due to the sale of the crude oil operations in June 2001 offset by increased gross profit from new business activities in our natural gas liquids operations.

    Corporate and Other. Corporate and other costs were $28.5 million in 2002 compared to $24.9 million in 2001. The increase is due primarily to increased costs related to Enron's Bankruptcy and restructuring costs (incurred prior to October 2002) related to our Chapter 11 filing. These costs included restructuring costs of $2.6 million for the first nine months of 2002, severance costs of $0.7 million, accounting costs of $0.5 million and insurance costs of $2.4 million. These increases were partially offset by settlement of an insurance claim for $1.1 million in the first quarter of 2002 and a gain on the sale of NYMEX seats for $1.3 million in the second quarter of 2002.

    Interest and related charges, net in 2002 were $45.7 million compared to $34.0 million in 2001. The increase is due to higher interest rates on financing facilities, increased letter of credit costs and facility fees under the credit facilities ($14.0 million) and interest and fees under our debtor-in-possession loan agreement with Lehman Brothers Inc. (the "DIP Term Loan Agreement") ($3.1 million), offset by lower interest accrued on the 11% Senior Notes ($5.9 million) as a result of our Chapter 11 filing on October 8, 2002.

TWELVE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 2000

    North American Crude Oil - East of Rockies. Operating income from our North American Crude Oil - East of Rockies segment increased $7.7 million to $9.8 million in 2001 compared to $2.1 million in 2000. The increase primarily reflects improved market conditions in the first half of 2001, the elimination of certain low margin crude oil lease volumes, and sales of line-fill inventory previously held in a third party pipeline, which was taken out of service, for approximately $2.0 million. In addition, lower employee costs ($2.2 million) and lower depreciation and amortization ($1.5 million) also contributed to the increase in operating income. These decreases were partially offset by an increase in our operations costs of $1.8 million. The spread between WTI and WTS averaged $2.91 per barrel in 2001 ($3.75 per barrel in the first half of 2001) compared to $2.01 per barrel in 2000. P+ averaged $3.22 per barrel in 2001 compared to $3.85 per barrel in 2000. Lease crude oil purchases averaged 361,000 bpd for 2001, compared to an average of 408,000 bpd in 2000. Intersegment costs charged by our Pipeline Operations segment were $103.5 million and $119.3 million for the years ended December 31, 2001 and 2000, respectively.

    Pipeline Operations. Operating income from our Pipeline Operations declined $16.3 million to $50.0 million in 2001 compared to $66.3 million in 2000, reflecting declines in revenues due to lower volumes transported and higher operating expenses, primarily related to environmental remediation. Revenues decreased $12.8 million to $127.5 million in 2001 due to a decline in volumes transported to 511,000 bpd in 2001 compared to 562,000 bpd in 2000. The decline in volumes is primarily associated with the elimination of low margin lease volumes in the North American Crude Oil - East of Rockies business segment. Approximately $103.5 million or 81% and $119.3 million or 85% of revenues for the years ended December 31, 2001 and 2000, respectively, were generated from tariffs charged to our North American Crude Oil-East of Rockies segment and sales of crude oil inventory to our North American Crude Oil-East of Rockies segment. Total operating expenses were $4.4 million higher than in 2000 due primarily to higher environmental expenses ($7.0 million) related to the EPA 308 information request and revised estimates to complete existing remediation plans based on information currently available and higher depreciation and amortization expense ($0.6 million). These increases were partially offset by lower ad valorem taxes ($1.3 million) and lower employee expenses ($1.2 million).

    Liquids Operations. Our Liquids Operations, acquired in June 2001, generated $18.3 million of gross profit and an operating loss of $11.9 million in 2001, including the $29.1 million impairment resulting from EGLI's non-performance under the Toll Conversion and Storage Agreements. The contract impairment represents our remaining investment in these contracts. Revenues for the six months ended December 31, 2001 include $37.5 million of processing and storage fees from the Toll Conversion Agreement and the Storage Agreement. As a result of the EGLI bankruptcy, we took over commercial operations of the Morgan's Point Facility; however, until the Storage Agreement was rejected we could not enter into any third party storage contracts. As a result, we could only charge an administrative fee to EGLI of approximately $0.5 million for December 2001 related to the Storage Agreement. For the six months ended December 31, 2001, the Morgan's Point Facility volumes averaged 15,773 bpd.

    West Coast Operations. Our West Coast Operations had an operating loss of $4.7 million in 2001 compared to an operating loss of $0.4 million in 2000. Our West Coast Operations had income of $1.3 million for 2000 which includes $2.5 million attributable to reimbursements received in the second quarter of 2000 in connection with an insurance claim related to the theft of NGL product in 1999 by a former employee offset by charges of $1.2 million related to the remaining contracts for the NGL activity. The significant decline in gross profit is due to the sale of the crude oil gathering assets in June 2001 and strong market conditions for the marketing of refined products and the fractionation of natural gas liquids in 2000 offset by lower operating expenses in 2001 due primarily to the sale of the crude oil gathering and marketing assets.

    Corporate and Other. Our Corporate and other costs of $24.9 million for 2001 were $2.1 million higher compared to 2000. The increase is due primarily to the write-off of costs incurred related to our proposed recapitalization plan, which was terminated as a result of the Enron bankruptcy, and costs incurred to set up the interim credit facility ($1.5 million), higher rent expense ($0.8 million) and insurance expense ($0.6 million) partially offset by a $1.5 million reduction in employee expenses.

    The increase in interest and financing costs during 2001 primarily reflects facility fees in connection with the credit facilities of $0.8 million, an increase in letter of credit costs of $0.4 million and higher interest on working capital loans and financings of $1.0 million. Costs associated with receivables transferred under our pre-bankruptcy trade receivables agreement (the "Receivables Agreement") were relatively unchanged in 2001 as compared to 2000. Prior to March 31, 2001, such transfers were accounted for as sales under the provisions of SFAS No. 125 and the related costs were reflected in other income (expense), net. Subsequent to that date, the transfers are being accounted for as financings under the provisions of SFAS No. 140 with the related costs being included in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

General

    We anticipate that our cash requirements, including sustaining capital expenditures for the foreseeable future, will be funded primarily from cash on hand and by cash generated from operations. Additionally, we anticipate that short-term liquidity and working capital requirements will be supported by our exit credit facility, inventory repurchase agreement and receivables agreement discussed below.

    Our ability to obtain letters of credit to support our purchases of crude oil and feedstocks is fundamental to our crude oil gathering and marketing activities and Liquids Operations. As a result of the Enron bankruptcy filing and our subsequent bankruptcy filing, our trade creditors have been less willing to extend credit to us on an unsecured basis and we have had to significantly reduce our marketing activities due to the amount of credit support available to us under our credit facilities. We believe that our exit credit facilities discussed below will be sufficient to permit us to return to a profitable level of business activity. However, in light of our bankruptcy filing and planned restructuring, we can give no assurance that we will not be required to further reduce or restrict our gathering and marketing activities because of continuing limitations on our ability to obtain credit support and financing for our working capital needs.

    Our ability to fund our liquidity and working capital requirements through available cash, cash generated from operations and our exit credit facilities is based on our ability to successfully implement our Restructuring Plan. Any significant decrease in our financial strength, may make it difficult to meet our debt covenants and, therefore, adversely affect our ability to fund our working capital needs and obtain letters of credit, or may increase the cost thereof.

Cash Flows From Operating Activities

    Net cash provided by operating activities totaled $29.6 million in 2002 compared to cash used in operating activities of $54.6 million in 2001. Cash from operations in 2002 reflects reduced inventory levels as a result of sales of inventory. Cash used in operations in 2001 reflects a $42.5 million increase in receivables as a result of the change in accounting for the transfer of certain receivables under the Receivables Agreement, a $7.1 million increase in insurance receivables related to environmental expenditures, a $3.4 million increase in funds on deposit with commodity brokers, and a decline in trade payables (net of receivables) related to our crude oil marketing activities.

Cash Flows From Investing Activities

    Net cash used in investing activities totaled $28.8 million in 2002 compared to $136.0 million in 2001. Cash additions to property, plant, and equipment of $31.2 million in 2002 primarily include $10.5 million for the construction of a new pipeline in Mississippi, $5.3 million to complete a new pipeline and truck and rail facility for the West Coast operations, $6.5 million for other pipeline, storage tank and related facility improvements, $7.3 million related to the Morgan's Point Facility, and $0.2 million for information systems hardware and software. Cash paid for acquisitions in 2001 of $117.0 million relates to the acquisitions of the Liquids assets in June 2001. Proceeds from asset sales were $2.4 million in 2002 compared to $17.2 million in 2001. The 2001 amount primarily reflects the sale of the West Coast crude oil gathering and marketing operations.

    We estimate that capital expenditures necessary to maintain the existing asset base at current operating levels will be approximately $10 million to $13 million each year. The level of additional capital expenditures by us will vary depending upon cash from operations, availability of financing, prevailing energy markets, general economic conditions and the current regulatory environment.

Cash Flows From Financing Activities

    Net cash provided by financing activities totaled $12.8 million in 2002 as compared to $139.3 million in 2001. The 2002 amount represents an increase in receivable financing and term loans which was offset by the repayment of short-term borrowings to Standard Chartered and a decrease in the amount of repurchase agreements from the proceeds of the term loans and cash distributions to unitholders. The 2001 amount represents an increase in repurchase agreements outstanding primarily to finance the acquisition of Liquids assets, and the change in reporting our receivable financings as discussed above, partially offset by distributions paid to unitholders for the period October 1, 2000 through September 30, 2001.

    Cash distributions paid to unitholders were $4.7 million in 2002 compared to $43.2 million in 2001. We suspended distribution payments to unitholders in April 2002.

Contractual Obligations

    The table below summarizes our long-term non-cancelable contractual obligations at December 31, 2002 (in millions):


                                                                                        After
                             2003           2004           2005           2006           2007           2007           Total
                           --------       --------       --------       --------       --------       --------       --------
Operating Leases           $    6.0       $    4.7       $    3.6       $    2.7       $    0.5       $    0.6       $   18.1

Enron Note                      1.0            1.0            4.2             --             --             --            6.2

Big Warrior Note                0.2            0.3            0.4            0.4            1.4             --            2.7

11% Senior Notes                 --             --             --             --             --          235.0          235.0
                           --------       --------       --------       --------       --------       --------       --------
         Total             $    7.2       $    6.0       $    8.2       $    3.1       $    1.9       $  235.6       $  262.0
                           ========       ========       ========       ========       ========       ========       ========


    Our 11% senior notes were cancelled at the effective date of our Restructuring Plan. The $104 million of 9% senior unsecured notes, which will be issued in connection with our Restructuring Plan, are due in 2010.

WORKING CAPITAL AND CREDIT RESOURCES

Summary of Pre-Bankruptcy Financing

    Until December 31, 2001, we had an unsecured credit facility with Enron to provide credit support in the form of guarantees, letters of credit and working capital loans through December 31, 2001. The total amount of the Enron facility was $1.0 billion, and it contained sublimits of $100 million for working capital loans and $900 million for guarantees and letters of credit. Letter of credit fees were based on actual charges by the banks which range from .20% to .375% per annum. Interest on outstanding loans was charged at LIBOR plus 250 basis points per annum.

    On November 30, 2001, we entered into an interim credit facility with Standard Chartered, our primary lender, for the purpose of replacing our existing credit facility with Enron. This interim facility provided for the issuance through March 2002 of up to $150 million of letters of credit. On December 21, 2001, we increased this interim credit facility to $300 million, which included a $40 million limit for working capital loans, and the facility was extended to April 30, 2002.

    Additionally, we had an agreement with SCTS, which provided for the financing of purchases of crude oil inventory up to an aggregate amount of $100 million utilizing forward commodity repurchase agreements. We also had an agreement with SCTS which provided for the transfer of up to an aggregate amount of $100 million of certain trade receivables outstanding at any one time. These transactions do not qualify as sales under SFAS No. 140 and therefore are accounted for as financings.

    Effective April 23, 2002, we amended and extended our credit facility with Standard Chartered as well as our inventory repurchase agreement and trade receivables agreement with SCTS to February 2003. These facilities provided up to an aggregate of $500 million of working capital loans, letters of credit, trade receivables financing and inventory commodity repurchase funding comprised of the following:

    (i) up to $300 million of letter of credit and working capital financing with a working capital loan sublimit of $40 million;

    (ii) up to $100 million of receivables financing under a trade receivables financing agreement with SCTS; and

    (iii) up to $100 million of commodity repurchase financing under an inventory repurchase agreement with SCTS.

    We paid an arrangement fee of 2% of these amended credit facilities. The amended inventory repurchase and trade receivables agreements bore interest at LIBOR plus 3%. Following our Chapter 11 filing, these facilities were replaced by our DIP financing arrangements discussed below.

    At June 30, 2002, and September 30, 2002, we were in violation of the negative covenants under our financing arrangements relating to consolidated net income, consolidated earnings before interest, taxes and depreciation and consolidated net worth. The violation of these covenants was principally due to the lower operating income associated with our crude marketing and transportation business, lower operating income from the Morgan's Point Facility and higher corporate costs. On August 13, 2002, Standard Chartered agreed to a limited forbearance until September 16, 2002, which allowed time for us to discuss with Standard Chartered possible modifications of the credit facility. On August 27, 2002 Standard Chartered agreed to extend the limited forbearance until October 30, 2002.

Summary of DIP Financing

    On October 18, 2002, we entered into agreements with Standard Chartered, SCTS and other lending institutions for $575 million in DIP financing facilities. The DIP facilities provided (i) $400 million of working capital facilities, which included up to $325 million for letters of credit and $75 million of term loans, and (ii) $175 million of inventory repurchase/accounts receivable financing. The credit facilities were secured by a first-priority lien on all or substantially all of our real and personal property. As of December 31, 2002, we had outstanding approximately $274.0 million of letters of credit, $75 million of term loans, $125 million of inventory repurchase/accounts receivable financing and cash and short-term investments of approximately $16 million. The DIP financing facilities contained certain restrictive covenants that, among other things, limited distributions, other debt, and certain asset sales. The DIP financing facilities had a maturity date of the earlier of March 31, 2003 or the date we emerged from bankruptcy. The major terms of the DIP financing facilities were as follows:

    DIP Letter of Credit Facility

    On October 18, 2002, we entered into an agreement as debtors-in-possession and guarantors with Standard Chartered, which provided a letter of credit facility not to exceed at any one time outstanding $325 million ("DIP Letter of Credit Facility").

    The DIP Letter of Credit Facility was subject to defined borrowing base limitations. The borrowing base was the sum of (i) cash equivalents, specified percentages of eligible receivables, deliveries, fixed assets, inventory, margin deposits and undrawn product purchase letters of credit, minus (as of the date of determination) (ii) first purchase crude payables, other priority claims, aggregate net amounts payable by the borrowers under all hedging contracts and certain eligible receivables arising from future crude oil obligations, minus
(iii) the principal amount of loans outstanding and any accrued and unpaid fees and expenses under the Term Loans, minus (iv) all outstanding amounts under the Amended and Restated Commodities Repurchase Agreement and the Amended and Restated Receivables Purchase Agreement, both dated as of October 18, 2002 ("SCTS Purchase Agreements").

    Under the DIP Letter of Credit Facility, letter of credit fees ranged from 2.25% to 2.75% per annum. The commitment fee was 0.5% per annum of the unused portion of the DIP Letter of Credit Facility. Additionally, we agreed to a fronting fee, which was the greater of 0.25% per annum times the face amount of the letter of credit or $250. The arrangement fee was 1% per annum times the average daily maximum facility amount, as defined in the DIP Letter of Credit Facility. Additionally, distributions were not permitted by us under either the Term Loan Agreement or the DIP Letter of Credit Facility.

    DIP Term Loan Agreement

    We entered into an agreement as debtors-in-possession and guarantors on October 18, 2002 with Lehman Brothers Inc. ("Lehman"), as Term Lender Agent, and other lenders (collectively, "Term Lenders"), which provided term loans in the aggregate amount of $75 million (the "Term Loans"). Pursuant to the conditions of the Term Loans, the Term Lenders made a single advance to the borrowers on October 18, 2002.

    The financing included two term notes. The Tier-A Term Note was for $50 million with a 9% per annum interest rate. The Tier-B Term Note was for $25 million with a 10% per annum interest rate. Interest was payable monthly on both notes. The arrangement fee was $100,000, which was to be reduced by the amounts received by Lehman pursuant to the letter agreement dated September 30, 2002 between Lehman and EOTT Energy Operating Limited Partnership. We paid Lehman, on behalf of each Term Lender, a facility fee in the aggregate amount of $750,000. We agreed to pay a deferred financing fee in the aggregate amount of $2 million on, at our option, either (i) the closing date of the Term Loans, or, the (ii) earlier to occur of the maturity date and the date the Term Loans were paid in full. The deferred financing fee would be reduced to $1 million if we prepaid the Term Loans and we were not in default.

    SCTS Purchase Agreements

    We also had an agreement with SCTS similar to our pre-bankruptcy inventory repurchase agreement, which provided for the financing of purchases of crude oil inventory utilizing a forward commodity repurchase agreement ("DIP Inventory Repurchase Agreement"). The maximum commitment under the Amended Inventory Repurchase Agreement was $75 million and the interest rate was LIBOR plus 3%. The facility fee was 1% per annum times the average daily maximum facility amount, as defined in the DIP Inventory Repurchase Agreement.

    In addition, we also had an agreement with SCTS similar to our pre-bankruptcy trade receivables agreement, which provided for the financing of up to an aggregate amount of $100 million of certain trade receivables ("DIP Trade Receivables Agreement") outstanding at any one time. The discount fee was LIBOR plus 3% and the facility fee was 1% per annum times the average daily maximum facility amount, as defined in the DIP Trade Receivables Agreement.

    Intercreditor and Security Agreement

    In connection with the DIP Letter of Credit Facility, the Term Loans and the SCTS Purchase Agreements, we entered into the Intercreditor and Security Agreement ("Intercreditor Agreement"), dated as of October 18, 2002, with Standard Chartered, Lehman, SCTS and various other secured parties ("Secured Parties") in order to provide for rights and distribution of the proceeds of the collateral with respect to each Secured Party. Prior to a triggering event under the Intercreditor Agreement, funds in our debt service payment account will be paid in the manner and order of priority provided for in the agreement.

    In addition, to the extent that drawings are made on any letters of credit, Standard Chartered, as collateral agent, may distribute funds from our debt service payment account to itself (as letter of credit issuer agent on behalf of the letter of credit issuer) as needed to allow the debtors to reimburse Standard Chartered, as letter of credit issuer, for such drawings.

Summary of Exit Credit Facilities

    On February 11, 2003, we entered into our exit credit facilities with the same lenders and under substantially the same terms as set forth above in the DIP financing facilities. These new facilities were closed on February 28, 2003 and $2.9 million of facility and extension fees were paid in connection with these new facilities.

    The new Term Loan Agreement and Letter of Credit Facilities mature on the earlier of eighteen calendar months from the closing date or August 30, 2004. The STSC Purchase Agreements were extended for six months to August 30, 2003, which we have the option to extend for an additional twelve months. The extension fee is $750,000 under the Inventory Repurchase Agreement and $1 million under the Trade Receivables Agreement. In addition, if we elect to extend these agreements, the interest rate under the Inventory Repurchase Agreement and the discount fee under the Receivables Agreement will increase to LIBOR plus 7%.

    The new Letter of Credit Agreement also included the following monthly covenants:

    o    Minimum Earnings Before Interest Depreciation and Amortization
         ("EBIDA");

    o    Minimum Interest coverage (EBIDA/cash interest expense);

    o Minimum Current ratio (adjusted current assets/adjusted current liabilities);

    o    Minimum adjusted consolidated tangible net worth.

Additionally, the exit credit facilities restrict the payment of distributions or dividends by us.

Senior Notes

    On October 1, 1999, we issued to the public $235 million of 11% senior notes. The senior notes were due October 1, 2009, and interest was paid semiannually on April 1 and October 1. The senior notes were fully and unconditionally guaranteed by all of our operating limited partnerships but were otherwise unsecured. On October 1, 2002, we did not make the interest payment of $12.9 million on our $235 million 11% senior notes. These notes were cancelled effective on March 1, 2003 as a result of our Restructuring Plan and the holders of these notes, along with our general unsecured creditors with allowed claims, will receive a pro rata share of $104 million of 9% senior unsecured notes, plus new EOTT LLC units.

EOTT LLC Senior Notes 2010

    In 2003, we issued $104 million of 9% senior unsecured notes to be allocated to former holders of the 11% senior notes described above and our general unsecured creditors with allowed claims. However, the exact pro rata allocation of the senior notes cannot be determined until the precise amount of each allowed claim is determined. This process is under way in the EOTT Bankruptcy Court as part of our Restructuring Plan and is expected to be completed no sooner than August 2003.

    The senior notes are due in March 2010, and interest will be paid semiannually on September 1 and March 1. Under the terms of the indenture governing our senior notes, we are allowed to pay interest payments in kind by issuing additional senior notes on the first two interest payment dates. If we make payments in kind, we must make the payments as if interest were being charged at 10% per annum instead of 9% per annum. We may not optionally redeem the notes. The notes are subject to mandatory redemption or sinking fund payments if we sell assets and use the money for certain purposes or if we have a change of control. Provisions of the indenture could limit additional borrowings, sale and lease back transactions, affiliate transactions, purchases of our own equity, payments on debt subordinated to the senior notes, distributions to unitholders or merger, consolidation or sale of assets if certain financial performance ratios are not met.

EOTT LLC Equity Units and Warrants

    Under our Restructuring Plan, the MLP's common units were eliminated. We issued 12,317,340 new EOTT LLC units to be allocated to former equity holders, former noteholders, and holders of allowed general unsecured claims. We also issued to former equity holders 957,981 warrants to purchase additional EOTT LLC units. See Table of EOTT LLC Ownership under "Restructuring Plan" above. As with the issuance of our senior notes, the allocation of 11,947,820 of these new units to former noteholders and holders of allowed general unsecured claims cannot be determined until the precise amount of each allowed claim is determined, which process is expected to be completed no sooner than August 2003. We do not expect to make distributions to our unitholders in the foreseeable future due to restrictions in our exit credit facilities.

Summarized Financial Information Concerning our General Partner

    EOTT Energy Corp., a wholly-owned subsidiary of Enron, served as our General Partner until the confirmation of our Restructuring Plan. As previously discussed, the General Partner filed for bankruptcy on October 21, 2002. In connection with the Restructuring Plan, the General Partner's interest in EOTT has been cancelled and the General Partner will be liquidated in the future.

    The preparation of the General Partner's financial records and reporting were controlled by Enron. The summary unaudited information presented below was prepared using limited information provided by Enron. The following information for the General Partner for 2002 and 2001 is shown below, in thousands:


                                                          Year Ended December 31,
                                                         ------------------------
                                                           2002           2001(3)
                                                       -----------     ----------
                                                       (Unaudited)     (Unaudited)
Balance Sheet Data: (at end of period)(1)(2)
  Total assets .......................................   $  5,775        $ 43,657
  Total liabilities ..................................   $ 12,772        $ 42,775
  Shareholder's equity ...............................   $ (6,997)       $    882

Income Statement Data:(1)
  Net income .........................................   $ (8,358)       $  7,106

(1) At December 31, 2002, certain intercompany receivables and payables with EOTT were forgiven in connection with the Enron Settlement Agreement.

(2) Total receivables of $56.2 million due to the General Partner from Enron at December 31, 2002 and 2001, have been classified by the General Partner as an offset against shareholder's equity as a result of Enron's bankruptcy.

(3) During 2001, Enron, which owns 100% of the General Partner, effected a transfer of substantially all of the General Partner's investment (7 million subordinated units) in the MLP.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We believe the majority of our assets do not have an obligation to perform removal activities when the asset is retired; however, we are still in the process of reviewing all of our rights of way associated with our pipelines and identifying any other legal obligations associated with our assets. As such, we have not determined the effect of adopting this statement on our financial position or results of operations; however, we will reflect the impact of adoption in our 2003 first quarter Form 10-Q.

    In October 2002, the EITF reached a consensus in EITF Issue 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The EITF reached a consensus to rescind Issue 98-10, and related interpretive guidance, and preclude mark to market accounting for energy trading contracts that are not derivative instruments pursuant to SFAS 133. The consensus requires that gains and losses (realized and unrealized) on all derivative instruments held for trading purposes be shown net in the income statement, whether or not the instrument is settled physically. The consensus to rescind Issue 98-10 eliminated EOTT's basis for recognizing physical inventories at fair value. The consensus to rescind Issue 98-10 is effective for all new contracts entered into (and physical inventory purchased) after October 25, 2002. For energy trading contracts and physical inventories that existed on or before October 25, 2002, that remain at December 31, 2002, the consensus is effective January 1, 2003 and will be reported as a cumulative effect of a change in accounting principle. The cumulative effect of the accounting change on January 1, 2003 will be a loss of approximately $2.0 million. With the rescission of Issue 98-10, inventories purchased after October 25, 2002, have been valued at average cost.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred whereas under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value will be used to initially determine the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We have not initiated any exit or disposal activities that are subject to this statement.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Our General Partner had a Unit Option Plan (see Note 11 to the Consolidated financial Statements) which will be terminated as part of the Restructuring Plan. There is no effect from SFAS 148 because the General Partner did not voluntarily elect the transition to the fair value based method of accounting.

    In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). This interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN No. 34 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superceded. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods after December 15, 2002.

    In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities ("VIE's"). FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. This guidance applies immediately to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect this statement to have any impact on our financial statements since we do not own an interest in any VIE's.

CERTAIN LITIGATION AND ENVIRONMENTAL MATTERS

    We are subject to federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. At the federal level, such laws include, among others, the Clean Air Act, the Clean Water Act, the Oil Pollution Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the National Environmental Policy Act, as each may be amended from time to time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties or the imposition of an injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly, and there can be no assurance that we will not incur such costs in material amounts. Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and we anticipate that there will be continuing changes. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for us and other businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly in order to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

    Enron received a request for information from the EPA under Section 308 of the Clean Water Act requesting information regarding certain discharges and releases from oil pipelines owned or operated by Enron and its affiliates for the time period July 1, 1998 to July 11, 2001. Because we were the only Enron affiliated entity with domestic crude oil pipelines operated by Enron, Enron responded for itself and on behalf of us to the EPA's request on January 29, 2002. At this time, we are not able to predict the outcome of the response made to the EPA's Section 308 request.

    In connection with extensive asset purchases in 1998 and 1999, we instituted a pipeline integrity management program in 1999. This program was expanded in December of 2001 with a pipeline integrity assurance program to comply with certain regulatory and legislative changes. Under this program, the integrity of a pipeline is evaluated to avoid operating a pipeline that poses significant risk of crude oil spills. Our written EOTT Pipeline Integrity Program, which was intended to comply with the new Office of Pipeline Safety ("OPS") Integrity Management regulations was formally implemented in January 2002 and further expanded in January 2003. Anticipated operating expenses and capital expenditures to comply with that program are budgeted annually; however, actual future expenditures may be different from the amounts currently anticipated.

    John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, ("Kniffen Estates Suit") was filed on March 2, 2001, in the District Court of Midland County, Texas, 238th Judicial District by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). We purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent, and malicious in failing to accurately report and remediate the spill. With respect to us, the plaintiffs are seeking damages arising from any contamination of the soil or groundwater since we acquired the pipeline in question. No specific amount of money damages was claimed in the Kniffen Estate Suit, but the plaintiffs did file proofs of claim in our bankruptcy proceeding totaling $62 million. In response to the Kniffen Estates Suit, we filed a cross-claim against Tex-New Mex. In the cross-claim, we claim that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. Additionally, we are asserting claims of gross negligence, fraud, and specific performance and are seeking monetary and equitable relief sufficient to
(i) reimburse us for expenses incurred by us to date for remediation associated with this pipeline, (ii) enable us to examine the condition of selected portions of the pipeline to determine if additional repair work or remediation may be necessary, and (iii) reimburse us for any future repair work or remediation necessary because of the maintenance of the pipeline before we acquired it. On April 5, 2002, we filed an amended cross-claim which alleges that Tex-New Mex defrauded us as part of Tex-New Mex's sale of the pipeline systems to us in 1999. The amended cross-claim also alleges that various practices employed by Tex-New Mex in the operation of its pipelines constitute gross negligence and willful misconduct and void our obligation to indemnify Tex-New Mex for remediation of releases that occurred prior to May 1, 1999. In the Purchase and Sale Agreement, we agreed to indemnify Tex-New Mex only for certain remediation obligations that arose before May 1, 1999, unless these obligations were the result of the gross negligence or willful misconduct of Tex-New Mex prior to May 1, 1999. EOTT Energy Pipeline Limited Partnership ("PLP") and the plaintiffs agreed to a settlement during our bankruptcy proceedings. The settlement provides for the plaintiffs' release of their claims filed against PLP in this proceeding and in the bankruptcy proceedings, in exchange for an allowed general unsecured claim in our bankruptcy of $3,252,800 (as discussed above, the plaintiffs filed proofs of claim in our bankruptcy proceedings totaling $62 million). The general unsecured claim has been accrued at December 31, 2002. The plaintiffs and PLP continue to pursue their claims against Tex-New Mex. On April 1, 2003, we filed a second amended cross claim in this matter. In addition to the claims filed in the previous cross claims, EOTT requested (i) injunctive relief for Tex-New Mex's refusal to honor its indemnity obligations; (ii) injunctive relief requiring Tex-New Mex to identify, investigate and remediate sites where the conduct alleged in our cross claim occurred; and (iii) restitution damages of over $125,000,000. Tex-New Mex also filed a motion to compel arbitration of these issues, to which we objected. A hearing on the motion to compel arbitration was held on April 11, 2003. The arbitration motion filed by Tex-New Mex was denied. Tex-New Mex has indicated that they may appeal that ruling. At the April 11, 2003 hearing, the court severed into a separate action EOTT's cross-claims against Tex-New Mex that extend beyond the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's Over-Arching Claim"). Our motion for summary judgement on certain issues is set for hearing on May 5, 2003. Discovery is ongoing in this matter. A trial date of June 9, 2003 is set for the plaintiff's claims against Tex-New Mex and EOTT's original cross claim against Tex-New Mex arising from their crude oil release and groundwater contamination in the Kniffen Estates subdivision (the "Original Claims"). The court has indicated that it will schedule a trial of EOTT's Over-Arching Claim after the Original Claims are tried.

    In 2001, expenses incurred for spill clean up and remediation costs related to the assets purchased from Tex-New Mex increased significantly. Based on our experience with these assets, we filed an amended cross-claim against Tex-New Mex, as previously discussed, alleging contingent claims for potential remediation issues not yet known to us. We allege that Tex-New Mex failed to report spills, underreported spills, failed to properly respond to leaks in the pipeline and engaged in other activities with regard to the pipeline that may result in future remediation liabilities. We obtained $20 million in insurance coverage in connection with the acquisition from Tex-New Mex believing that amount would be sufficient to cover remediation requirements along the pipeline for a ten-year period. After three years into the term of the insurance policy, we have completely exhausted the amount of insurance coverage.

    In addition to costs associated with the assets acquired from Tex-New Mex, EOTT has incurred spill clean up and remediation costs in connection with other properties it owns in various locations throughout the United States. We have acquired insurance coverage to cover clean up and remediation costs that may be incurred in connection with properties not acquired from Tex-New Mex. We have accrued current estimates for future remediation costs on all environmental spills or releases which occurred prior to December 31, 2002; however, actual future expenditures may be different than amounts currently anticipated. See further discussion of the estimated environmental liability and amounts expected to be recovered from insurance recorded at December 31, 2002 in Note 12 to the Consolidated Financial Statements.

    As part of the ongoing Energy Policy Act debate, both the U.S. House of Representatives and the U.S. Senate introduced bills in 2002 which would have had a significant impact on the MTBE market at the national level. The Bush Administration has also made statements in favor of conversion for MTBE substitutes to the use of ethanol as an alternative to MTBE. If MTBE were to be restricted or banned in Texas or throughout the United States, we could modify the Morgan's Point Facility to produce other products. We believe that modifying our existing Morgan's Point Facility to produce other gasoline blendstocks such as alkylates would require a substantial capital investment and as a result of our restructuring, we may not have the resources available to effect such a conversion or that such conversion would be economically viable. Further, we cannot predict whether the proposed Energy Policy Act or other similar legislation may be passed or whether the federal government will take steps to reverse California's ban on the use of MTBE as a gasoline component, or if the federal government will provide monetary assistance for conversion. If federal legislation is enacted, the ban in California becomes effective, or Texas bans the use of MTBE, we would expect such ban to materially reduce MTBE demand, which would have a material adverse effect on our financial results.

    We may experience future releases of crude oil, MTBE or other substances into the environment or discover releases that were previously unidentified. While an inspection program is maintained on our pipelines to prevent and detect such releases, and operational safeguards and contingency plans are in place for the operation of our processing facilities, damages and liabilities incurred due to any future environmental releases could affect our business. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations and that there are no outstanding potential liabilities or claims relating to safety and environmental matters that we are currently aware of, the resolution of which, individually or in the aggregate, would have a materially adverse effect on our financial position or results of operations. However, we could be significantly adversely impacted by additional repair or remediation costs related to the pipeline assets we acquired from Tex-New Mex if the need for any additional repair or remediation arises and we do not obtain reimbursement for any such costs as a result of the pending litigation concerning those assets. Our environmental expenditures include amounts spent on permitting, compliance and response plans, monitoring and spill cleanup and other remediation costs. In addition, we could be required to spend substantial sums to ensure the integrity of and upgrade our pipeline systems, and in some cases, we may take pipelines out of service if we believe the cost of upgrades will exceed the value of the pipelines.

    No assurance can be given as to the ultimate amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently estimated. In the event of future increases in costs, we may be unable to pass on those increases to our customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from those estimates. Our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements included elsewhere in this report.

    Financial statements for periods subsequent to the Chapter 11 filing are prepared in accordance with the American Institute of Certified Public Accountant's Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The financial statements presented herein have been prepared on a "going concern" basis in accordance with generally accepted accounting principles. The "going concern" basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business.

    In connection with the confirmation of our Restructuring Plan, we will adopt fresh start reporting under SOP 90-7 effective March 1, 2003. In connection with the confirmation of our Restructuring Plan, the enterprise value of EOTT, inclusive of working capital, was determined to be in the range of $365 million to $395 million. We have arranged for independent valuations to be performed to assist in the allocation of reorganization value (enterprise value before liabilities) as of March 1, 2003 to the assets and liabilities of EOTT in proportion to their relative fair value. The critical accounting policies that we have identified are discussed below.

Revenue and Expenses

    We routinely make accruals for both revenues and expenses due to the timing of receiving information from third parties, reconciling our records with those of third parties, claims that have been incurred but not processed and costs that accrue over time under benefit and incentive plans. In addition, substantially all of our crude oil and refined products gathering, marketing and trading operations are marked to fair value pursuant to EITF Issue 98-10 or SFAS No. 133. Certain estimates were made in determining the fair value of contracts. We have determined these estimates using available market data and valuation methodologies. We believe our estimates for these items are reasonable, but there is no assurance that actual amounts will not vary from estimated amounts. See also "New Accounting Pronouncements Not Yet Adopted" for discussion of the rescission of EITF 98-10 and the related impact on accounting for inventory.

Depreciation and Amortization

    We calculate our depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are put into service, we make estimates with respect to useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. When any asset is tested for recoverability, we also review the remaining useful life of the asset. Any changes to the estimated useful life resulting from that review are made prospectively.

Impairment of Assets

    We evaluate impairment of our long-lived assets in accordance with SFAS No. 144, and would recognize an impairment when estimated undiscounted future cash flows associated with an asset or group of assets are less than the asset carrying amount. If an asset is impaired, the asset is written down to fair value. Long-lived assets are subject to factors which could affect future cash flows. These factors include competition, regulation, environmental matters, consolidation in the industry, refinery demand for specific grades of crude oil, area market price structures and continued development drilling in certain areas of the United States. We continuously monitor these factors and pursue alternative strategies to maintain or enhance cash flows associated with these assets; however, no assurances can be given that we can mitigate the effects, if any, on future cash flows related to any changes in these factors. See further discussion of asset impairments recorded in Note 7 to the Consolidated Financial Statements.

Contingencies

    We accrue reserves for contingent liabilities, which include environmental remediation and potential legal claims. A loss contingency is accrued when our assessment indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Our estimates are based upon currently available facts, prior experience in remediation of spills, existing technology and presently enacted laws and regulations. These estimated liabilities are subject to revision in future periods based on actual costs or new information.

RISK FACTORS

    Although we believe that our expectations regarding future events are based on reasonable assumptions, we cannot assure you that such expectations will be realized. In addition to other factors and matters discussed elsewhere in this report, and although new factors emerge from time to time which are not predictable, the following risk factors could cause actual results or outcomes to differ materially:

RISK FACTORS RELATING TO OUR BUSINESS

    WE HAVE RECENTLY EMERGED FROM BANKRUPTCY AND MAY NOT BE ABLE TO RE-ESTABLISH MARKET CREDIBILITY OR EXECUTE OUR RESTRUCTURING PLAN.

    As a former Enron related affiliated entity, our market credibility has been adversely affected since Enron's bankruptcy filing. Such adverse effects included, without limitation, the matters discussed above in "Impact of the Bankruptcy of Enron and Certain of Its Subsidiaries, and Related Events." While we have settled our issues with Enron through our Restructuring Plan, in the near term we expect continued pressure on our gross profits until we are able to re-establish our market credibility. Our ability to obtain letters of credit to support our purchases of crude oil and feedstocks is fundamental to our crude oil gathering and marketing activities and Liquids Operations. Subsequent to the Enron bankruptcy filing, our trade creditors have been less willing to extend credit to us on an unsecured basis and we have had to significantly reduce our marketing activities due to the amount of credit support available under our credit facilities. In light of our bankruptcy filing and restructuring, we can give no assurance that we will not be required to further reduce or restrict our gathering and marketing activities because of continuing limitations on our ability to obtain credit support and financing for our working capital needs. Any significant decrease in our financial strength, regardless of the reason for such decrease, may also increase the number of transactions requiring letters of credit or other financial support, may make it more difficult for us to obtain such letters of credit, and/or may increase the cost of obtaining them. This could in turn adversely affect our ability to maintain our level of purchasing and marketing activities or otherwise adversely affect our profitability.

    ECONOMIC AND INDUSTRY FACTORS BEYOND OUR CONTROL CAN ADVERSELY AFFECT OUR GROSS PROFITS.

    Historically, our business has been very competitive with thin and volatile profit margins. The ability to generate margins in the crude oil marketing business is not tied to the absolute price of crude oil but is generated by the difference between the price at which crude oil is sold and the price paid and other costs incurred in the purchase and transportation of the crude oil. Pipeline tariff revenues are dependent on volumes primarily from our marketing business. Additionally, gross profits could be affected by the change in fair value of positions taken, if any. Our gross profits are also affected by factors beyond our control, including, without limitation:

         o    the performance of the U.S. and world economies;

         o    volumes of crude oil produced in the areas we serve;

         o    demand for oil by refineries and other customers;

         o    prices for crude oil at various lease locations;

         o prices for crude oil futures contracts on the New York Mercantile Exchange;

         o    the competitive position of alternative energy sources; and

         o the availability of pipeline and other transportation facilities that may make crude oil production from other producing areas competitive with crude oil production that we purchase at the lease.

    In addition to these factors, as further described below, the bankruptcy of Enron has significantly impacted our ability to maintain volumes of crude oil purchased at the lease, the amount of letters of credit our trade creditors have requested us to post, and therefore our profitability.

    OUR ABILITY TO MAINTAIN OUR VOLUMES OF CRUDE OIL PURCHASED AT THE LEASE MAY BE ADVERSELY AFFECTED BY LIMITED ACCESS TO CREDIT, WHICH WILL IN TURN AFFECT OUR PROFITABILITY.

    Since the bankruptcy of Enron and our bankruptcy, we have experienced an increased amount of requests for letters of credit from our trade creditors. As a result of the Enron Bankruptcy and our bankruptcy, our trade creditors have been less willing than before the Enron Bankruptcy to extend credit to us on an unsecured basis. In addition, the amount of letters of credit has also increased as a result of the rise in crude oil prices. The amount of letters of credit is primarily based on volume and crude oil prices. If volumes remain constant and crude oil prices increase, the dollar amount of letters of credit will increase. Since our capacity to post letters of credit is limited to a set amount under our current credit facility, we have lost, and may continue to lose, crude oil volumes based upon letter of credit requests that we cannot fulfill, which significantly affects our profitability, as well as our ability to service our debt obligations.

    OUR ABILITY TO MAINTAIN OUR VOLUMES OF CRUDE OIL PURCHASED AT THE LEASE MAY ALSO BE ADVERSELY AFFECTED BECAUSE OF REDUCED DRILLING AND PRODUCTION ACTIVITY.

    Our profitability depends in part on our ability to offset volumes lost because of natural declines in crude oil production from depleting wells or volumes lost to competitors. This is particularly difficult in the current environment of reduced drilling activity and discontinued production operations. The amount of drilling and production will depend in large part on crude oil prices. To the extent that low crude oil prices result in lower volumes of lease crude oil available for purchase, we may experience lower per barrel margins, as competition for available lease crude oil on the basis of price intensifies. It is possible that domestic crude oil producers may further reduce or discontinue drilling and production operations. In addition, a sustained depression in crude oil prices could result in the bankruptcy of some producers.

    OUR ABILITY TO MAINTAIN OR INCREASE OUR GROSS PROFITS IS DEPENDENT ON THE SUCCESS OF OUR PRICE RISK MANAGEMENT STRATEGIES.

    Price risk management strategies, including those involving price hedges using NYMEX futures contracts, are very important in maintaining or increasing our gross profits. Hedging techniques require significant resources dedicated to the management of futures positions and physical inventories. We cannot assure you that our price risk management strategies will be successful in protecting us from risks or in maintaining our gross profits at desirable levels. Furthermore, we have certain basis risks (the risk that price relationships between delivery points, grades of crude oil or delivery periods will change) that cannot be completely hedged, and from time to time we enter into transactions providing for purchases and sales in future periods in which the volumes of crude oil are balanced, but where either the purchase or the sale prices are not fixed at the time the transactions are entered into. In these cases, we are subject to the risk that prices may change or that price changes will not occur as anticipated. See Item 1. "Business - Risk Management/Derivatives."

    OUR PERFORMANCE DEPENDS ON OUR ABILITY TO MINIMIZE BAD DEBTS AND LEGAL LIABILITY WHEN EXTENDING CREDIT TO OPERATORS AND CUSTOMERS.

    When we purchase crude oil at the lease, we often make payment to an operator who is responsible for the correct payment and distribution of the proceeds to other parties. If the operator does not have sufficient resources to indemnify and defend us in case of a protest, action or complaint by those other parties, our costs could rise. In addition, because we may extend credit to some customers in large amounts, it is important that our credit review, evaluation and control mechanisms work properly. Even if our mechanisms work properly, we cannot assure you that our customers will not experience losses in dealings with other parties, in which case we could be adversely affected.

    MORGAN'S POINT FACILITY OPERATIONAL RISKS WHICH COULD AFFECT CASH FLOW.

    With respect to our Morgan's Point Facility, we are now subject to operational and commodity price risk. The Morgan's Point Facility utilizes a complex chemical conversion process to produce MTBE and other products and is subject to significant operational risk. These operational risks include the efficient mechanical operation of each of the three main processing units, the ability to secure transportation of all required feedstocks and transportation of finished products to end-use markets. Annual maintenance is performed at the Morgan's Point Facility to ensure the efficient operation of the facility; however, numerous factors including quality of feedstocks, weather and mechanical malfunction can result in an outage at the facility and/or the need for significant additional maintenance of the facility. As a result of the rejection of our Toll Conversion Agreement by EGLI, our operation of the Morgan's Point Facility has been converted to a merchant operation, which means that we take title to feedstocks and sell products directly to third parties, as opposed to providing tolling services to EGLI. This means that we bear the risk of physical loss associated with storing these feedstocks and products. We are also exposed to fluctuations in the commodities market. We are subject to a significant increase in commodity price risk for feedstocks and marketing and commodity price risk associated with owning and selling MTBE and other end products, which may vary based on factors beyond our control. Due to this commodity risk, our cash flow over the expected life of this asset will likely vary significantly.

    Also, there continues to be increased limitations and restrictions, due to environmental regulations, related to the use of MTBE in the United States and it is possible that in the future the use of MTBE may no longer be allowed in the United States. We would expect such ban to materially reduce MTBE demand, which would have a material adverse effect on our financial results. If MTBE were to be restricted or banned in Texas or throughout the United States, we could modify the Morgan's Point Facility to produce other products. We believe that modifying our existing Morgan's Point Facility to produce other gasoline blendstocks such as alkylates would require a substantial capital investment. We cannot be certain that we will have the resources available to effect such a conversion or that such conversion would be economically viable.

    OUR FINANCIAL RESOURCES ARE A MAJOR CONSIDERATION FOR PARTIES THAT ENTER INTO TRANSACTIONS WITH US, AND BECAUSE OF THE LARGE DOLLAR VOLUME OF THE MARKETING TRANSACTIONS IN WHICH WE ENGAGE, WE HAVE A SIGNIFICANT NEED FOR WORKING CAPITAL.

    Any significant decrease in our financial strength, regardless of the reason for the decrease, may increase the number of transactions requiring letters of credit or other financial support; make it more difficult for us to obtain letters of credit upon expiration of our exit credit facility or in an amount greater than currently permitted by our exit credit facility; or increase the cost of obtaining letters of credit.

    ENVIRONMENTAL AND OTHER REGULATORY COSTS AND LIABILITIES COULD AFFECT OUR CASH FLOW.

    Our business is heavily regulated by federal, state and local agencies with respect to environmental, safety and other regulatory matters. This regulation increases our cost of doing business. We may be subject to substantial penalties if we fail to comply with any regulation. We cannot assure you that changes enacted by regulatory agencies that have jurisdiction over us will not increase our cost of conducting business or otherwise negatively impact our profitability, cash flow and financial condition. If an accidental leak or spill occurs in one of our pipelines, at a storage facility or from one of our operating units, we may have to pay a significant amount to clean up the leak or spill. The resulting costs and liabilities, net of insurance recovery, if any, could negatively affect the level of cash available to pay amounts due on our debt. Although we believe we are in compliance in all material respects with all applicable environmental laws and regulations, we could be adversely affected by environmental costs and liabilities that may be incurred or increased costs resulting from failure to obtain all required regulatory consents and approvals. As to all of our properties, we cannot assure you that past operating practices, including those that were state of the art at the time employed, will not result in significant future environmental liabilities. In particular, we could be significantly adversely impacted by additional repair or remediation costs related to the pipeline assets we acquired from Tex-New Mex if the need for any additional repairs or remediation arises and we do not obtain reimbursement for any such costs as a result of the pending litigation concerning those assets. See Item 1. "Business - Environmental Matters," "Regulation," and Item 3. "Legal Proceedings."

    SEPTEMBER 11, 2001 AND SUBSEQUENT WORLD EVENTS MAY ADVERSELY AFFECT OUR BUSINESS.

    We are currently unable to measure the ultimate impact of the terrorist attacks of September 11, 2001, and the United States' military action in Afghanistan and Iraq in response to these attacks, on our industry and the United States economy as a whole. The uncertainty and risk of future terrorist activity may impact our results of operations and financial condition in unpredictable ways. These developments have resulted in adverse changes in the insurance markets and insurance premiums could be increased further or coverages may be unavailable in the future. These developments could also result in disruptions of financial, power and fuel markets and certain of our facilities could be directly or indirectly harmed by future terrorist activity. Instability in the financial markets may also adversely affect our ability to access capital. These developments could also lead to increased volatility in prices for crude oil, natural gas, and certain feedstocks.

RISK FACTORS RELATING TO OUR NEW CORPORATE STRUCTURE

    ALLOWED GENERAL UNSECURED CLAIMS WILL REDUCE THE AMOUNT OF NEW UNITS TO BE RECEIVED BY OUR FORMER SENIOR UNSECURED NOTEHOLDERS.

    Pursuant to our Restructuring Plan, we cancelled our outstanding $235 million of 11% senior unsecured notes. Our former senior unsecured noteholders and holders of allowed general unsecured claims will receive a pro rata share of $104 million of 9% senior notes and a pro rata share of 11,947,820 limited liability company units of EOTT LLC representing 97% of the newly issued LLC units. Former common unitholders of the MLP have received 369,520 or 3% of the newly issued LLC units in connection with the extinguishment of the MLP's common units.

    The determination of the final amounts of allowed general unsecured claims is still pending in the claims reconciliation process in our bankruptcy. Consequently, the former bondholders do not yet know what their allocation of the 9% senior notes and the 11,947,820 EOTT LLC units will be. Their percentage ownership of our new senior notes and LLC units could be significantly less than their previous ownership percentage of the extinguished 11% senior unsecured notes. The greater the amount of general unsecured claims determined in the claims reconciliation process, the less the amount of limited liability company units to be issued to our former senior unsecured noteholders.

    OUR UNITS MAY BE SUBJECT TO RESTRAINTS ON LIQUIDITY.

    While we are a public company required to file public reports under the Securities Exchange Act of 1934, we are not, however, currently listed on the New York Stock Exchange, the American Stock Exchange, the NASDAQ quotation system or any other stock exchange. As of March 18, 2003, our LLC Units were being traded over-the-counter and are listed in the Pink Sheets. It is not our current intention to become listed on a national stock exchange or the NASDAQ quotation system in the near future, but may elect to do so at an appropriate time, assuming we meet any applicable listing requirements. Consequently, and because of the nature of over-the-counter trading, trading in our units may be limited, the price of our units could be volatile, and as a result holders of units may not be able to effect sales of significant quantities of units at prices posted in the Pink Sheets, or in the quantities desired.

    WE COULD BE TREATED AS A CORPORATION FOR UNITED STATES INCOME TAX PURPOSES.

    As a result of our Restructuring Plan, we have adopted the limited liability company ("LLC") corporate form in place of our previous limited partnership form. The LLC is a relatively recent creation of state statutory law, generally treated like a partnership for federal income tax purposes and like a corporation with limited liability for state law and other non-tax purposes, such as protection from liability for holders of LLC units, analogous to the protection from liability afforded to shareholders in a corporation. So long as an LLC does not affirmatively elect to be taxed as a corporation, and, so long as at least 90% of the LLC's annual gross income consists of income derived from specific activities, the LLC will not be subject to federal income tax on its income at the entity level, because it will be treated as a partnership, or a flow-through entity. We may not find it possible, regardless of our efforts, to meet this income requirement or may inadvertently fail to meet this income requirement. Current law may change so as to cause us to be treated as a corporation for United States income tax purposes without regard to our sources of income or otherwise subject us to entity-level taxation.

    If we were to be treated as a corporation for United States income tax purposes, we would pay United States income tax on our income at the corporate tax rate, which is currently a maximum of 35% and would pay state income taxes at varying rates. Distributions to unitholders would generally be taxed as a corporate distribution. Because a tax would be imposed upon us as a corporation, the cash available for distribution to a unitholder would be substantially reduced. Treatment of us as a corporation would cause a substantial reduction in the value of our units.

    THE LLC STRUCTURE IS RELATIVELY NEW AND COULD BE CHALLENGED.

    Because most LLC statutes were only recently enacted, there is little or no judicial guidance as to their interpretation. This could create uncertainty regarding the rights and obligations of and among our unitholders, directors and officers. Also, some doubt as to liability under state law of LLC members in certain states, combined with absence of case law on the point, creates some uncertainty as to the possibility of such liability to our unitholders in such states.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We enter into forwards, futures and other contracts primarily for the purpose of hedging the impact of market fluctuations on assets, liabilities or other contractual commitments. The use of financial instruments may expose us to market and credit risks resulting from adverse changes in commodity prices, interest rates and foreign exchange rates. The major market risks are discussed below.

    Commodity Price Risk. Commodity price risk is a consequence of gathering crude oil at the lease and marketing the crude oil to refineries or other trade partners. We may use forwards, futures, swaps and options, as needed, to mitigate price exposure and manage this risk on a portfolio basis.

    Interest Rate Risk. Interest rate risk is the result of having variable rate debt obligations, as changing interest rates impact the discounted value of future cash flows and having fixed rate debt obligations which impact the change in fair value.

COMMODITY PRICE RISK

    We have performed a value at risk analysis of our financial derivative commodity instruments. Value at risk incorporates numerous variables that could impact the fair value of our investments, including commodity prices, as well as correlation within and across these variables. We estimate value at risk commodity exposures using a parametric model, which captures the exposure related to open futures contracts. The value at risk method utilizes a one-day holding period and a 95% confidence level.

    The following table illustrates the value at risk for commodity price risk (in millions):



                                                           Year Ended December 31,
                                                           -----------------------
                                                            2002             2001
                                                           -------         -------
         Commodity price(1)(2)....................         $    --         $   1.3

         (1) The above value at risk amount represents financial derivative commodity instruments, primarily commodity futures contracts, entered into to hedge future physical crude oil purchase commitments. The commitments to purchase physical crude oil have not been included in the above value at risk computation.

         (2) At December 31, 2002, we had crude oil future contracts to purchase 0.6 million barrels of crude oil and to sell 0.6 million barrels of crude oil, with the majority of these contracts maturing in the first quarter of 2003. At December 31, 2001, we had crude oil future contracts to purchase 2.6 million barrels of crude oil and to sell 3.8 million barrels of crude oil, with the majority of these contracts maturing in the first quarter of 2002.

INTEREST RATE RISK

    Our exposure to changes in interest rates primarily results from our short-term debt with floating interest rates. As of December 31, 2002, short-term debt of $125 million with floating interest rates was outstanding under our DIP credit facility.

ACCOUNTING POLICIES

    Our accounting policies for price risk management and hedging activities are described in Note 2 to the Consolidated Financial Statements.

ENERGY TRADING AND DERIVATIVE TRANSACTIONS ACCOUNTED FOR AT FAIR VALUE

    Generally, as we purchase crude oil, we enter into corresponding sales transactions involving physical delivery of crude oil to third party users or corresponding sales transactions on the NYMEX. This process enables us to minimize our exposure to price risk until we take physical delivery of the crude oil. In 2002 and 2001, substantially all of our crude oil and refined products marketing and trading operations are accounted for on a fair value basis pursuant to SFAS No. 133 or EITF Issue 98-10. Prior to the rescission of EITF 98-10, we accounted for inventories used in our energy trading activities at fair value. See further discussion of our accounting policies in Note 2 to the Consolidated Financial Statements.

    The following table indicates fair values and changes in fair value of our energy trading and derivative transactions (in thousands):


                                                               Year Ended December 31,
                                                               -----------------------
                                                                 2002          2001
                                                               -------       --------
Fair value of contracts at beginning of period                 $(5,597)       $  (470)
Change in realized and unrealized value                          3,814           (702)
Fair value of new contracts entered into during the year           939         (4,425)
                                                               -------        -------
Fair value of contracts at end of period                       $  (844)       $(5,597)*
                                                               -------        -------

*Approximately $2.6 million of the fair value loss at December 31, 2001 relates to physical sales transactions or sales transactions on the NYMEX entered into to hedge physical inventory. The fair value of inventory is not included in the table above.

FAIR VALUE OF CONTRACTS AT DECEMBER 31, 2002


                                                             Maturity greater than
                                       Maturity of 90        90 days but less than
Source of Fair Value                   days or less               one year                Total Fair Value
----------------------------------------------------------------------------------------------------------
Prices Actively Quoted                 $ 2,319               $  (330)                     $ 1,989

*Prices Provided by other
External Source                         (2,057)                 (776)                      (2,833)
                                       -------               -------                      -------
Total                                  $   262               $(1,106)                     $  (844)
                                       =======               =======                      =======


*In determining the fair value of certain contracts, adjustments may be made to published posting data, for location differentials and quality basis adjustments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    We previously reported the information required by this Item 9 in a Form 8-K filed with the SEC on February 11, 2002. This filing included information regarding Andersen's withdrawal as our independent accountants on February 5, 2002 and related disclosures required by Regulation S-K, Item 304(a).

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

    Prior to January 1, 2003, the MLP did not directly employ any persons responsible for the management or operations of EOTT or for providing services relating to our day-to-day business affairs. The General Partner prior to the effective date of the Restructuring Plan provided such services or obtained such services from third parties or its affiliates. The MLP was responsible for reimbursing the General Partner for all of its direct and indirect costs and expenses including compensation and benefit costs related to the MLP. In connection with the restructuring, all of the employees responsible for managing and operating the MLP were hired effective January 1, 2003, by EOTT LLC.

    The Board of Directors of the General Partner established an Audit Committee consisting of three individuals who were neither officers nor employees of the General Partner or any affiliate of the General Partner ("Independent Directors"). The Audit Committee had the authority to review, at the request of the General Partner, specific matters as to which the General Partner believed there might have been a conflict of interest in order to determine if the resolution of such conflict was fair and reasonable to the MLP. In addition, the Audit Committee had the authority and responsibility for selecting the MLP's independent public accountants, reviewing the MLP's annual audit and resolving accounting policy questions.

    In late 2001, Mr. Edward O. Gaylord, Mr. Dee S. Osborne, and Mr. Daniel P. Whitty, the three Independent Directors of the Board of Directors of the General Partner, resigned. Mr. John M. Duncan, an interlocking director with Enron, resigned from the Board of Directors of the General Partner on February 13, 2002. Following those resignations, the General Partner restructured its Board of Directors from a maximum of seven members to five, three of which were independent directors. On April 10, 2002, Mr. Thomas M. Matthews, Mr. H. Malcolm Lovett, Jr., and Mr. James M. Tidwell joined the Board of Directors of the General Partner as Independent Directors. Messrs. Matthews, Lovett, and Tidwell comprised all of the membership of the Audit Committee, the Compensation Committee, and the Restructuring Committee. Mr. Stanley C. Horton continued on the Board until his resignation on May 31, 2002. Mr. George Wassaf joined the Board on May 31, 2002, replacing Mr. Horton. On September 26, 2002, Mr. Roderick Hayslett and Mr. George Wassaf resigned from the Board. The two vacant director positions were not filled.

    Employees of Enron or its affiliates or of the General Partner did not receive additional compensation for serving the General Partner as members of the Board of Directors or any of its committees. Each director who was not an employee of the General Partner or its affiliates received an annual retainer of $25,000 for serving as a director for twelve (12) consecutive months. Non-employee directors were paid a fee of $2,000 for each director's meeting attended and $1,000 for each committee meeting attended. Each committee chairperson was paid a fee of $4,000 annually.

    Set forth below is certain information concerning the directors and executive officers of EOTT Energy Corp., the General Partner prior to the effective date of the Restructuring Plan. During 2002, all directors of the General Partner were elected annually by and could be removed by Enron, as the sole shareholder of the General Partner. All executive officers served at the discretion of the Board of Directors of the General Partner.

EOTT ENERGY CORP. (THE GENERAL PARTNER OF THE MLP PRIOR TO THE EFFECTIVE DATE OF THE RESTRUCTURING PLAN)

                                         Years Employed by
                                        the General Partner
              Name                 Age   or its Affiliates           Position
              ----                 ---  -------------------          --------
Thomas M. Matthews .............   59              --          Chairman of the Board
H. Malcolm Lovett, Jr ..........   57              --          Director
James M. Tidwell ...............   56              --          Director
Dana R. Gibbs ..................   43              10          Chief Executive Officer, President, and Chief
                                                               Operating Officer
Mary Ellen Coombe ..............   52              22          Vice President, Human Resources and Administration
Lori L. Maddox .................   38               6          Vice President and Controller
Molly M. Sample ................   47              11          Vice President and General Counsel


DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Effective March 1, 2003, EOTT LLC is managed by its Board of Directors, consisting of seven individuals. Six of the seven directors were selected by former noteholders of the MLP pursuant to agreements under our Restructuring Agreement, and the seventh director is the Chief Executive Officer of EOTT LLC. Each executive officer has been elected to serve until his or her successor is duly appointed or elected by the Board of Directors of EOTT LLC or their earlier removal or resignation from office.

    The Board of Directors of EOTT LLC established an Audit Committee consisting of three individuals who were neither officers nor employees of EOTT LLC or any affiliate of EOTT LLC. The members of the Audit Committee are James M. Tidwell, Robert E. Ogle and S. Wil VanLoh, Jr. The Audit Committee has the authority and responsibility for selecting EOTT LLC's independent public accountants, reviewing its annual audit and resolving accounting policy questions.

EOTT ENERGY LLC


                                          Years Employed
                                          by EOTT or its
              Name             Age  Predecessor and Affiliates         Position
              ----             ---  --------------------------         --------
Thomas M. Matthews.........    59            --                Chairman of the Board and Chief Executive Officer
J. Robert Chambers.........    36            --                Director
Julie H. Edwards...........    44            --                Director
Robert E. Ogle.............    53            --                Director
James M. Tidwell...........    56            --                Director
S. Wil VanLoh Jr...........    32            --                Director
Daniel J. Zaloudek.........    57            --                Director
Dana R. Gibbs .............    43            10                President and Chief Commercial Officer
Mary Ellen Coombe..........    52            22                Vice President, Human Resources and Administration
H. Keith Kaelber...........    54            --                Executive Vice President and Chief Financial Officer
Lori L. Maddox.............    38             6                Vice President and Controller
Molly M. Sample............    47            11                Vice President and General Counsel

    On March 7, 2003, Thomas M. Matthews was appointed as the Chairman of the Board and Chief Executive Officer. Prior to this appointment, Mr. Matthews served on the board of the General Partner as Chairman of the Board and Chairman of the Restructuring Committee, beginning in April 2002. Mr.

Matthews served as the Chief Executive Office of Avista Corp. from July 1998 to January 2001. Mr. Matthews served as President of NGC Corporation from November 1996 to June 1998. Mr. Matthews also currently serves on the board of Environmental Power Corporation.

    On March 7, 2003, James M. Tidwell was appointed to the Board and was appointed Chairman of the Audit Committee. Prior to this appointment with EOTT LLC, Mr. Tidwell served on the Board of the General Partner and as Chairman of the Audit Committee, beginning in April 2002. Mr. Tidwell has served as Vice President, Finance and Chief Financial Officer of WEDGE Group Incorporated since January 2000. Mr. Tidwell served as President of Daniel Measurement & Control from June 1999 to January 2000, and as Executive Vice President and Chief Financial Officer of Daniel Industries, Inc. from August 1996 to June 1999, before its acquisition by Emerson Electric. In addition, Mr. Tidwell currently serves on the boards of Pioneer Drilling Company, T3 Energy Services and Tidelands Geophysical. He is a member of the Audit Committees for each of the three companies.

    On November 14, 2002, Dana R. Gibbs was appointed as the Chief Executive Officer, President and Chief Operating Officer of EOTT Energy LLC. Mr. Gibbs resigned as Chief Executive Officer and Chief Operating Officer on March 7, 2003, and was appointed Chief Commercial Officer on that same date. Previously, Mr. Gibbs served as Chief Executive Officer of the General Partner beginning in January 2002, in addition to his positions as President and Chief Operating Officer, to which he was appointed in June 2000. He joined the General Partner as Executive Vice President in April 1999. Mr. Gibbs was elected to the General Partner Board of Directors in June 2000 and served until April 2002. Mr. Gibbs served as Vice President of Enron North America Corp. from 1992 to 1999.

    On November 14, 2002, Mary Ellen Coombe was appointed as the Vice President, Human Resources and Administration. Previously, Ms. Coombe served as Vice President, Human Resources and Administration of the General Partner from December 1992. Ms. Coombe served in various Human Resources and Administration positions with Enron beginning in September 1980.

    On January 28, 2003, Mr. H. Keith Kaelber was appointed as the Executive Vice President and Chief Financial Officer. Prior to joining EOTT LLC, Mr. Kaelber served in various capacities in the non-profit sector and founded INDWELL, a nonprofit charitable corporation, in 1999. Mr. Kaelber served as President, Financial Services, Senior Vice President and Chief Financial Officer to NGC Corporation, a natural gas gathering, processing and marketing company, from 1990 to 1997. Prior to 1990, Mr. Kaelber served as Executive Vice
President in the Energy Group of NCNB Texas where he was employed for twelve years.

    On November 14, 2002, Lori L. Maddox was appointed as the Vice President and Controller. Previously, Ms. Maddox served as Vice President and Controller of the General Partner beginning in February 2001 and has served as Controller from October 1996 until February 2001. Prior to joining the General Partner, Ms. Maddox was associated with Andersen where she became a Senior Manager and served in the Energy Group for ten years.

    On November 14, 2002, Molly M. Sample was appointed as the Vice President and General Counsel. Previously, Ms. Sample served as Vice President and General Counsel of the General Partner beginning in February 2001. Prior to that, Ms. Sample served as General Counsel from September 2000 to January 2001. Ms. Sample served in various legal positions with EOTT beginning January 1993.

    Mr. J. Robert Chambers was appointed as a Director of the EOTT LLC Board and Chairman of the EOTT LLC Compensation Committee on March 7, 2003. Mr. Chambers is currently a Managing Director at Lehman Brothers Inc., where he manages the Lehman Energy Fund portfolio. From 1994 to 2002, Mr. Chambers was a fixed income analyst in Lehman's High Yield Department, covering the energy sector.

    Ms. Julie H. Edwards was appointed as a Director of the EOTT LLC Board and a member of the Compensation Committee on March 7, 2003. Ms. Edwards has been Executive Vice President - Finance & Administration for Frontier Oil Corporation since April 2000. At Frontier Oil Corporation, Ms. Edwards also served as Senior Vice President - Finance and Chief Financial Officer from August 1994 to April 2000 and as Vice President - Secretary & Treasurer from March 1991 through August 1994.

    Mr. Robert Ogle was appointed as a Director of the EOTT LLC Board and member of the Audit Committee on March 7, 2003. Mr. Ogle is a director in the Corporate Advisory Services practice for Huron Consulting Group, focusing on corporate restructuring. Mr. Ogle joined Andersen in 1985 and was a partner with Andersen from November 1990 until July 2002.

    Mr. S. Wil VanLoh, Jr. was appointed as a Director of the EOTT LLC Board and member of the Audit Committee on March 7, 2003. Mr. VanLoh serves as President and is a co-founder and Managing Partner of Quantum Energy Partners. Mr. VanLoh currently serves as Director/Manager of a number of Quantum portfolio companies, including Saxet Energy Ltd., Pointwest Energy Inc., Meritage Energy Partners, LLC, EnSight Energy Partners, LP, Cougar Hydrocarbons Inc., Tri-C Energy, LP and Rockford Energy Partners, LLC. He is a former Director/Manager of Texoil, Inc., Crown Oil Partners, LP, and Parks & Luttrell Energy Partners, LP. Prior to co-founding Quantum in 1998, Mr. VanLoh co-founded Windrock Capital, Ltd., an energy investment banking firm specializing in raising private equity and providing merger, acquisition and divestiture advice for energy companies.

    Mr. Daniel J. Zaloudek was appointed as a Director of the EOTT LLC Board and member of the Compensation Committee on March 7, 2003. Mr. Zaloudek founded and manages IMEDIA, Inc., an international multimedia content company, and has engaged in business consulting from 1995 to the present. Mr. Zaloudek has provided mediation services for both small and large firms in the Tulsa area since October 2001. At Koch Industries in Wichita, Kansas, from 1978 to 1995, Mr. Zaloudek held several key executive positions with responsibility for all aspects of Koch's international oil and gas business. Mr. Zaloudek served on the Board of Directors for the Avista Corporation located in Spokane, Washington, from November 1998 to May 2002.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires certain of the executive officers and all the directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange and to furnish to the General Partner copies of all Section 16(a) forms filed. Based solely on our review of the copies of such reports received, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that during 2002 all affected reporting persons for the MLP complied with all applicable filing requirements in a timely manner, with one exception. George Wasaff was elected as a director of the General Partner on May 30, 2002, but did not file a Form 3 until August 4, 2002. Mr. Wasaff, however, did not buy, sell or own any of the MLP's units while he was one of our directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes certain information regarding compensation paid or accrued by the General Partner, during each of the last three fiscal years to the Chief Executive Officer and each of the General Partner's four other most highly compensated executive officers (the "Named Officers"):


                               EOTT ENERGY CORP.
                          SUMMARY COMPENSATION TABLE

                                                       Annual Compensation                      Long-Term Compensation
                                               ---------------------------------  -------------------------------------------------
                                                                                                 Securities
                                                                    Other Annual  Restricted     Underlying    LTIP      All Other
                                               Salary       Bonus   Compensation  Stock Awards  Options/SARs  Payouts  Compensation
Name and Principal Position          Year        ($)       ($)(1)      ($)(2)         ($)          (#'s)      ($)(3)      ($)(4)
---------------------------          ----      ------      -------  ------------  ------------  ------------ --------  ------------
Dana R. Gibbs                        2002      265,000     150,000         --        --             --       237,714       5,500
President and Chief                  2001      265,000     125,000     54,605        --          6,441            --     101,054
  Executive Officer                  2000      225,004     250,000         --        --          5,050            --     111,192

Lawrence Clayton, Jr.(5)             2002      183,000          --         --        --             --        53,250     228,009
Senior Vice President                2001      225,000      75,000         --        --          6,306            --          42
  And Chief Financial Officer        2000       94,000     100,000         --        --          5,000            --          --

Mary Ellen Coombe                    2002      170,000     100,000         --        --             --       251,135       5,001
Vice President, Human                2001      170,000      55,000         --        --            570            --      12,557
  Resource and Administration        2000      160,000      60,000         --        --          5,050            --      14,022

Lori L. Maddox
Vice President & Controller          2002      166,000     100,000         --        --             --       154,142       5,432
                                     2001      160,000      55,000         --        --            535            --         288
                                     2000      150,000      50,000         --        --          5,050            --       3,938

Molly M. Sample                      2002      154,000     100,000         --        --             --        73,135       4,986
Vice President and                   2001      150,000      55,000         --        --             --            --          --
  General Counsel                    2000      139,000      15,000         --        --             --            --          --


(1) Reported bonus amounts in 2002 are payable in full no later than March 31, 2003.

(2) Includes perquisites and other personal benefits if value is greater than the lesser of $50,000 or 10% of reported salary and bonus. Also, Enron maintained three deferral plans for key employees under which payment of base salary, annual bonus and long-term incentive awards may be deferred to a later specified date. Mr. Gibbs is a participant in the 1994 Deferral Plan. Beginning January of 1996, the 1994 Deferral Plan credits interest based on fund elections chosen by participants. Since earnings on deferred compensation invested in third-party investment vehicles, comparable to mutual funds, need not be reported, no interest has been reported as Other Annual Compensation under the 1994 Deferral Plan during 2000. During 2001, Mr. Gibbs elected a distribution of his deferred compensation subject to a 10% penalty. Administrative expenses in the amount of $4,998 under Mr. Gibbs' deferred compensation distribution are not included.

(3) The amounts shown include payouts under the EOTT Energy Corp. Long Term Incentive Plan.

(4) The amounts shown include the value as of year end 2000, 2001, and 2002 of Enron common stock allocated during those years to employees' special subaccounts under the Enron Corp. Employee Stock Ownership plan and 2000 and 2001 matching contributions on employees' Enron Corp. Savings Plan account. The amounts shown in 2002 include the matching cash contribution made in lieu of Enron common stock. Mr. Clayton received a separation payment under the terms of his employment agreement in the amount of $225,000 paid in September 2002.

(5) Mr. Clayton resigned in September 2002.

Stock Option/SAR Grants During 2002

    No unit options were granted during 2002 under the EOTT Energy Corp. Unit Option Plan. No stock options were granted during 2002 under Enron's 1994 Stock Plan ("1994 Plan"). No stock appreciation rights ("SAR") units were granted during 2002, and none are outstanding.

AGGREGATED OPTIONS/SAR EXERCISES DURING 2002 AND OPTION/SAR
     VALUES AT DECEMBER 31, 2002

    No options were exercised under the Enron or EOTT Energy Corp. Option Plans. The following table sets forth information with respect to the Named Officers concerning the exercise of options under any Enron or EOTT Energy Corp. option plans during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

                                                                                                           Value of Unexercised
                                                                           Number of Securities                In-the-Money
                                                                          Underlying Unexercised             Options/SARs at
                                      Shares                                  Options/SARs at              December 31, 2002
                                     Acquired           Value                December 31, 2002                   ($)(1)
                                        on            Realized        --------------------------------   --------------------------
    Name                             Exercise            ($)          Exercisable        Unexercisable   Exercisable  Unexercisable
-------------------                 ---------         ----------      -----------        -------------   -----------  -------------
D. Gibbs        EOTT                    --              $     --              --          80,000          $     --       $     --
                Enron Corp.             --              $     --              --              --          $     --       $     --

L. Clayton      EOTT                    --              $     --              --              --          $     --       $     --
                Enron Corp.             --              $     --              --              --          $     --       $     --

M.E. Coombe     EOTT                    --              $     --              --          60,000          $     --       $     --
                Enron Corp.             --              $     --              --              --          $     --       $     --

L. Maddox       EOTT                    --              $     --              --              --          $     --       $     --
                Enron Corp.             --              $     --              --              --          $     --       $     --

M. Sample       EOTT                    --              $     --              --              --          $     --       $     --
                Enron Corp.             --              $     --              --              --          $     --       $     --


(1) The dollar value for Mr. Gibbs in this column for options was calculated by assuming the subordinated unit option converts to an option to purchase common units and determining the difference between the fair market value of the common units and the exercise value of the option at the end of the fiscal year. The value of the MLP's common units at year-end 2002 was $0.14 and the subordinated unit grant price is $5.57. These options on subordinated units are under Special Compensation Agreements between Mr. Gibbs and Enron.

    The dollar value for Ms. Coombe in this column for options was calculated by assuming the subordinated unit option converts to an option to purchase common units and determining the difference between the fair market value of the common units and the exercise value of the option at the end of the fiscal year. The value of the MLP's common units at year-end 2002 was $0.14 and the subordinated unit grant price is $15.00. These options were granted under the EOTT Energy Unit Option Plan.

LONG TERM INCENTIVE PLAN AWARDS IN 2002

    In October 1997, the Board of Directors of the General Partner adopted the EOTT Energy Corp. Long Term Incentive Plan. The Incentive Plan is intended to provide key employees with Phantom Appreciation Rights ("PAR"), which are rights to receive cash based on the performance of the Partnership prior to the time the PAR is redeemed. The Incentive Plan had a five-year term beginning January 1, 1997 and PAR awards vest in 25% increments over a four-year period following the grant year. No Named Officer received an award in 2002.


BENEFIT PLANS

    Like other employees of EOTT, the Named Officers were eligible to participate in certain Enron sponsored plans during 2002. In connection with our Restructuring Plan and the Enron Settlement Agreement, the General Partner withdrew from the Enron Corp. Cash Balance Plan on December 31, 2002.

Retirement and Supplemental Benefit Plans

    Enron maintains the Enron Corp. Cash Balance Plan (the "Cash Balance Plan"), which is a noncontributory defined benefit pension plan to provide retirement income for employees of Enron and its subsidiaries. Through December 31, 1994, participants in the Cash Balance Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In 1995, Enron's Board of Directors adopted an amendment to and restatement of the Cash Balance Plan changing the plan's name from the Enron Corp. Retirement Plan to the Enron Corp. Cash Balance Plan. In connection with a change to the retirement benefit formula, all employees became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of eligible annual base pay beginning January 1, 1996. Effective January 1, 2003, Enron suspended future 5% benefit accruals under the Cash Balance Plan. Each employee's accrued benefit will continue to be credited with interest based on ten-year Treasury Bond yields. Effective December 2, 2001, Enron no longer maintains a Supplemental Retirement Plan.


    Enron also maintained a noncontributory employee stock ownership plan ("ESOP"), which was merged into the Enron Corp. Savings Plan effective August 30, 2002 and covered all eligible employees. Allocations to individual employee's retirement accounts within the ESOP offset a portion of benefits earned under the Cash Balance Plan prior to December 31, 1994. December 31, 1993 was the final date on which ESOP allocations were made to employee's retirement accounts.

    The following table sets forth the estimated annual benefits payable under normal retirement age 65, assuming current remuneration levels without any salary or bonus projections and participation until normal retirement at age 65, with respect to the Named Officers under the provisions of the foregoing retirement plans.


                                                      Estimated           Current
                                 Current Credited   Credited Years      Compensation     Estimated Annual
                                     Years of       of Service at          Covered        Benefit Payable
                                    of Service        at Age 65           by Plans        Upon Retirement
                                 ----------------   --------------      ------------     ----------------
D. Gibbs .................             10.5             32.0              $200,000            $ 18,558
L. Clayton ...............              2.5             17.5              $200,000            $  2,828
M.E. Coombe ..............             22.5             35.4              $170,000            $ 43,932
L. Maddox ................              6.3             33.0              $152,000            $  2,921
M. Sample ................             11.9             29.1              $165,000            $ 12,815


Note: The estimated annual benefits payable are based on the straight life annuity form without adjustment for any offset applicable to a participant's retirement subaccount in Enron's Employee Stock Ownership Plan.

SEVERANCE PLANS

    During 2002, the EOTT Energy Corp. Severance Pay Plan provided for the payment of benefits to employees who are terminated for failing to meet performance objectives and standards, or who are terminated due to reorganization or economic factors. The amount of benefits payable for performance related terminations is based on length of service and may not exceed six weeks' pay in the event such employee signs a waiver and release of claims agreement. For those terminated as the result of reorganization or economic circumstances, the benefit is based on length of service with one week's pay per year of service up to an amount of a maximum payment of 26 weeks of base pay. If the employee signs a waiver and release of claims agreement, the severance pay benefits are doubled. The plan provides a grandfather provision for those employees whose employment date is prior to January 1, 1993. This provision provides severance benefits equal to two weeks of base pay multiplied by the number of full or partial years of service, plus two weeks of base pay for each $10,000 (or portion of $10,000) included in the employee's annual base pay, provided the employee signs a waiver and release of claims agreement. In the event of an unapproved change of control of the Company, any employee who is involuntarily terminated within two years following the change of control will be eligible for severance benefits equal to two weeks of base pay multiplied by the number of full or partial years of service, plus two weeks of base pay for each $10,000 (or portion of $10,000) included in the employee's annual base pay. Under no circumstances will the total severance pay benefit exceed 52 weeks of pay.

    Effective January 1, 2003, the EOTT Energy LLC Severance Pay Plan provides for the payment of benefits to employees who are terminated for failing to meet performance objectives or standards, or who are terminated due to reorganization or economic factors. The amount of benefits payable for performance related terminations is two weeks of base pay in the event such employee signs a waiver and release of claims agreement. For those terminated as the result of reorganization or economic circumstances, the benefit is based on length of service with two week's pay per each full or partial year of service up to an amount of a maximum payment of 26 weeks of base pay, if the employee signs a waiver and release of claims agreement.

EMPLOYMENT AGREEMENTS

    Mr. Gibbs entered into a new employment agreement with the General Partner on July 1, 2000 for a term of three years. The agreement provides for an annual base salary of not less than $250,000 and an annual incentive plan target of 100%. The agreement provides for post employment noncompete obligations in the event of termination. Severance arrangements for Mr. Gibbs include an involuntary termination provision pursuant to the executive officers' employment agreement. An involuntary termination includes (a) termination without cause; and (b) a termination within 90 days after the happening of one of the following events without the approval of the executive officer: (i) a substantial and/or material reduction in the nature or scope of the executive officer's duties and/or responsibilities, which results in the executive officer no longer having an officer status and results in an overall material and substantial reduction from the duties and stature of the officer position he presently holds, which reduction remains in place and uncorrected for 30 days following written notice of such breach to the Employer by the executive officer, (ii) a reduction in the executive officer's base pay or an exclusion from a benefit plan or program (except the executive officer may be subject to exclusion from a benefit plan or program as part of a general cutback for all employees or officers) or (iii) a change in the location for the primary performance of the executive officer's services under the agreement to a city which is more than 100 miles away from such location. The "confidentiality information" provision continues beyond the term of the agreement following such termination and the "noncompete" provision will continue for a period of six months following such termination.

    Ms. Coombe entered into a new employment agreement with the General Partner on October 1, 2002 for a term of 15 months. The agreement provides for an annual base salary of not less than $170,000. Ms. Coombe's agreement provides for severance benefits of two years' base salary in the event of involuntary termination and includes confidentiality and non-compete provisions for a period of one year following such termination. Severance arrangements for Ms. Coombe include an involuntary termination provision pursuant to the executive officers' employment agreement. An involuntary termination includes (a) termination without cause; and (b) a termination within 90 days after the happening of one of the following events without the approval of the executive officer: (i) a substantial and/or material reduction in the nature or scope of the executive officer's duties and/or responsibilities, which results in the executive officer no longer having an officer status and results in an overall material and substantial reduction from the duties and stature of the officer position he presently holds, which reduction remains in place and uncorrected for 30 days following written notice of such breach to the Employer by the executive officer, (ii) a reduction in the executive officer's base pay or an exclusion from a benefit plan or program (except the executive officer may be subject to exclusion from a benefit plan or program as part of a general cutback for all employees or officers) or (iii) a change in the location for the primary performance of the executive officer's services under the agreement to a city which is more than 100 miles away from such location. The "confidentiality information" provision continues beyond the term of the agreement following such termination and the "noncompete" provision will continue for a period of one year following such termination.

    Ms. Maddox entered into her employment agreement with the General Partner in 2001. Ms. Maddox's agreement is for a term of two years. The agreement provides for an annual base salary of not less than $160,000. Ms. Maddox's agreement provides for severance benefits of two years' base salary in the event of involuntary termination and includes confidentiality and noncompete provisions for a period of one year following such termination. The employment agreement was amended in September 2002 extending the term to December 31, 2003 and adjusting the annual base salary to $180,000. Severance arrangements for Ms. Maddox include an involuntary termination provision pursuant to the executive officers' employment agreement. An involuntary termination includes (a) termination without cause; and (b) a termination within 90 days after the happening of one of the following events without the approval of the executive officer: (i) a substantial and/or material reduction in the nature or scope of the executive officer's duties and/or responsibilities, which results in the executive officer no longer having an officer status and results in an overall material and substantial reduction from the duties and stature of the officer position he presently holds, which reduction remains in place and uncorrected for 30 days following written notice of such breach to the Employer by the executive officer, (ii) a reduction in the executive officer's base pay or an exclusion from a benefit plan or program (except the executive officer may be subject to exclusion from a benefit plan or program as part of a general cutback for all employees or officers) or (iii) a change in the location for the primary performance of the executive officer's services under the agreement to a city which is more than 100 miles away from such location. The "confidentiality information" provision continues beyond the term of the agreement following such termination and the "noncompete" provision will continue for a period of one year following such termination.

    Ms. Sample entered into her employment agreement with the General Partner on December 1, 2000. Ms. Sample's agreement is for a term of two years. The agreement provides for annual base salary of not less than $130,000. Ms. Sample's agreement provides for severance benefits of two years' base salary in the event of involuntary termination and includes confidentiality and non-compete provisions for a period of one year following such termination. The employment agreement was amended in July 2002 extending the term to December 31, 2003 and adjusting the annual base salary to $165,000. Severance arrangements for Ms. Sample includes an involuntary termination provision pursuant to the executive officers' employment agreement. An involuntary termination includes
(a) termination without cause; and (b) a material breach of any major provision of the agreement which remains uncorrected for 30 days following written notice of such breach to the Employer. The "confidentiality information" provision continues beyond the term of the agreement following such termination and the "noncompete" provision will continue for a period of one year following such termination.

    Effective January 1, 2003, the employment agreements of Mr. Gibbs, Ms. Coombe, Ms. Maddox, and Ms. Sample have been assumed by EOTT LLC.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors of the General Partner established the Compensation Committee, which is responsible for developing and administering compensation policy. John M. Duncan served on the Compensation Committee until his resignation from the Board of Directors of the General Partner on February 13, 2002. On April 10, 2002, Messrs. Matthews, Tidwell and Lovett were elected to serve on the Compensation Committee of the General Partner. None of these directors had a relationship requiring disclosure under this caption, "Compensation Committee Interlocks and Insider Participation."

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

    We know of no one who beneficially owned in excess of five percent of the common units of the MLP except as set forth in the table below. Upon the effective date of our Restructuring Plan, the MLP common units were converted to limited liability company units and the subordinated units and API's were extinguished.


                                                              Amount and Nature
                                  Name and Address         of Beneficial Ownership      Percent
         Title of Class          of Beneficial Owner       as of February 15, 2003      of Class
     ----------------------    ---------------------       -----------------------      --------
     Common Units              Enron Corp.                      3,276,811(1)             17.74
     Subordinated Units        1400 Smith Street                7,000,000(1)             77.78
     APIs                      Houston, Texas 77002             9,318,213(1)(2)         100.00

     Subordinated Units        Western States Investment        2,000,000                22.22
                               Corporation
                               9191 Towne Centre Drive
                               Suite 310
                               San Diego, CA 92122

(1) Based upon information provided by Enron Corp., these securities are held of record by Timber I, LLC, an entity whose managing member is an indirect subsidiary of Enron Corp. Enron Corp. retains the power to vote the securities. Enron Corp. cannot unilaterally dispose of these securities and therefore retains shared investment power over these securities under Rule 13d-3 of the Securities Exchange Act of 1934.

(2) The reporting of the APIs shall not be deemed to be a concession that such interest represents a security.

    Pursuant to the Restructuring Plan (i) we have issued 369,520 units, representing 3% of our LLC units, to the former common unitholders of the MLP in connection with the extinguishment of the MLP's common units; (ii) we are in the process of determining the pro rata allocation of 11,947,820 units, representing 97% of our LLC units, to former senior noteholders and the holders of allowed general unsecured claims; and (iii) we cancelled the subordinated units and additional partnership interests. The exact pro rata allocation of these limited liability company units cannot be determined until the precise amount of each allowed claim is determined. This process is underway in the EOTT Bankruptcy Court as part of our Restructuring Plan and is expected to be completed no sooner than August 2003. Until this process is complete, while we know 11,947,820 units will be issued, we cannot report the exact beneficial ownership of the units.

The following table sets forth certain information as of February 19, 2003, regarding the beneficial ownership of (i) the common units and (ii) the common stock of Enron, the parent company of our General Partner, by all directors of the General Partner, each of the named executive officers and all directors and executive officers as a group.

                                                                        AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                                                        -----------------------------------------
                                                             SOLE VOTING         SHARED VOTING       SOLE VOTING
                                                            AND INVESTMENT       AND INVESTMENT     LIMITED OR NO         PERCENT
      TITLE OF CLASS                  NAME                      POWER(1)             POWER         INVESTMENT POWER       OF CLASS
--------------------------   ---------------------------    --------------       --------------    ----------------       --------
EOTT Energy Partners, L.P.   Stanley C. Horton                   10,000                  --                  --                  *
Common Units                 Thomas M. Matthews                      --                  --                  --                  *
                             Roderick J. Hayslett                    --                  --                  --                  *
                             H. Malcolm Lovett, Jr                   --                  --                  --                  *
                             James M. Tidwell                        --                  --                  --                  *
                             George Wasaff                           --                  --                  --                  *
                             Dana R. Gibbs                       88,000                  --                  --                  *
                             Lawrence Clayton, Jr                    --                  --                  --                  *
                             Mary Ellen Coombe                   60,000                 500                  --                  *
                             Lori L. Maddox                          --                  --                  --                  *
                             Molly M. Sample                        500                  --                  --                  *

                             All directors and executive
                             officers as a group
                             (11 in number)                     158,500                 500                  --                  *

Enron Corp.                  Stanley C. Horton                  527,487                  --              20,804                  *
Common Stock                 Thomas M. Matthews                      --                  --                  --                  *
                             Roderick J. Hayslett                79,527                  --               1,169                  *
                             H. Malcolm Lovett, Jr.                  37                  --                  --                  *
                             James M. Tidwell                        --                  --                  --                  *
                             George Wasaff                      226,331                  --               3,520                  *
                             Dana R. Gibbs                       61,151                  --                  --                  *
                             Lawrence Clayton, Jr.                5,935                  --                  --                  *
                             Mary Ellen Coombe                   56,370                  --                  --                  *
                             Lori L. Maddox                      13,335                  --                  --                  *
                             Molly M. Sample                      8,300                  --                  --                  *

                             All directors and executive
                             officers as a group
                             (11 in number)                     978,473                  --              25,493                  *

----------

* Less than 1 percent

(1) The above table includes subordinated units of the Partnership which are subject to conversion into common units and which are presently vested:
       Ms. Coombe, 60,000 units; Mr. Dana Gibbs, 80,000 units; and all directors and executive officers as a group, 140,000 units. The above table also includes shares of common stock of Enron which are subject to stock options exercisable within 60 days as follows: Mr. Clayton, 5,935 shares; Ms. Coombe, 56,370 shares; Mr. Gibbs, 61,151 shares; Mr. Hayslett, 79,527 shares; Mr. Horton, 368,412 shares; Mr. Lovett, 37 shares; Ms. Maddox, 13,335 shares; Ms. Sample, 8,300 shares; Mr. Wasaff, 226,331 shares and all directors and executive officers as a group, 819,398 shares.

The table also includes shares owned by certain members of the families of the directors or executive officers, including shares in which pecuniary interest may be disclaimed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                     TRANSACTIONS WITH MANAGEMENT AND OTHERS

    Since January 1, 2002, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000 and in which any current director, executive officer or holder of more than 5% of our equity units had or will have a direct or indirect interest other than (1) compensation arrangements with the Named Executive Officers, which are described where required under Item
11. "Executive Compensation" and (2) the transactions described below.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

    In February 2003, we entered into a letter agreement with Thomas M. Matthews, our Chairman of the Board and Chief Executive Officer. Pursuant to the agreement, Mr. Matthews is an employee at will. Mr. Matthew's base salary is $30,000 per month, subject to increase or decrease at the discretion of the Compensation Committee.

    In January 2003, we entered into a letter agreement with H. Keith Kaelber, our Executive Vice President and Chief Financial Officer. Pursuant to the agreement, Mr. Kaelber is an employee at will. Mr. Kaelber's base salary is $20,000 per month. Mr. Kaelber will be eligible for an initial targeted bonus of fifty percent of his annual base salary if he and EOTT LLC meet certain performance objectives.

TRANSACTIONS WITH ENRON AND AFFILIATES

SUMMARY OF OUR SETTLEMENT AGREEMENT WITH ENRON

    The General Partner and EOTT entered into a settlement agreement dated October 8, 2002 (the "Enron Settlement Agreement") with Enron, Enron North America Corp., Enron Energy Services, Inc., Enron Pipeline Services Company ("EPSC"), EGP Fuels Company ("EGP Fuels") and Enron Gas Liquids, Inc. ("EGLI") (collectively, the "Enron Parties"). As part of the Enron Settlement Agreement, Enron consented to the filing of our bankruptcy in the Southern District of Texas, and Enron waived its rights of first refusal with respect to the sale of the Morgan's Point Facility, Mont Belvieu Facility and other assets we purchased pursuant to the Purchase and Sale Agreement dated June 29, 2001 between Enron and us ("Purchase Agreement"). In connection with the settlement of outstanding claims between the Enron Parties and us, the Enron Settlement Agreement provides for the parties to enter into the following agreements:

    o We entered into an Employee Transition Agreement with EPSC, which provided for the transfer to us of certain employees of subsidiaries of Enron which perform pipeline operations services for us, effective January 1, 2003.

    o The General Partner and EPSC entered into a Termination Agreement on October 8, 2002, which provided for the termination of the EPSC Corporate Services Agreement.

    o The General Partner, the MLP, and Subsidiary Entities and Enron entered into a Termination Agreement on October 8, 2002, which provided for the termination of the Corporate Services Agreement.

    o The General Partner and EGP Fuels entered into a Termination Agreement on October 8, 2002, which provided for the termination of the Transition Services Agreement.

    o At December 31, 2002, we executed a promissory note payable to Enron in the initial principal amount of $6.2 million that is guaranteed by our subsidiaries (the "EOTT Note"). The EOTT Note is secured by an irrevocable letter of credit and bears interest at 10% per annum.

    o The employees, former employees and their covered spouses and dependents of the General Partner continued to participate in the Enron retirement and welfare benefit plans until December 31, 2002.

    As additional consideration and as a compromise of certain claims, we paid Enron $1,250,000 ("EOTT Cash Payment") on the effective date of our Restructuring Plan.

    We agreed, among other things, to assume obligations in our bankruptcy cases and cure defaults under the Operation and Service Agreement with EPSC whereby EPSC provided certain pipeline operation services to us. We also agreed to indemnify EPSC against claims arising from the General Partner's failure to perform its duties under the Operation and Services Agreement or the General Partner's refusal to approve EPSC recommended items or modifications in the budgets.

    We and the Enron Parties also mutually released each other for any and all claims except those expressly reserved in the Enron Settlement Agreement, including as follows:

    o All of the parties to the Enron Settlement Agreement retained any rights to payments with regard to EGLI's inventory at the Mont Belvieu Facility pursuant to the Stipulation entered by the Enron Bankruptcy Court on April 2, 2002, rejecting the Toll Conversion and Storage Agreements.

    o The Enron Parties did not release the EOTT Parties for claims with respect to the EOTT Note or any undisputed amounts owed to EPSC pursuant to the Operation and Service Agreement for the period beginning August 1, 2002.

     The following is a summary of the net Enron Settlement amount recorded in Reorganization Items in the Consolidated Statement of Operations (in millions) as discussed in Note 1 to the Consolidated Financial Statements:


         Forgiveness of Payable to Enron and affiliates                 $ 38.5
         Forgiveness of Performance Collateral from Enron                 15.8
         Note issued to Enron (EOTT Note)                                 (6.2)
         EOTT Cash Payment to Enron for certain claims                    (1.2)
         Final EOTT contribution to Enron Cash Balance Plan               (1.4)
                                                                        ------
            Total                                                       $ 45.5
                                                                        ======

TRANSACTIONS WITH ENRON AND AFFILIATES

    There were no sales or purchase transactions with Enron and affiliates during 2002 except under the Stipulation discussed further below. Sales to affiliates in 2001 consist primarily of sales of crude oil to Enron Reserve Acquisition Corp. and conversion, storage and transportation fees from EGLI. Purchases from affiliates consist primarily of crude oil and condensate purchases from Enron Reserve Acquisition Corp. and Enron North America Corp. These transactions in our opinion are no more or less favorable than can be obtained from unaffiliated third parties.

    Related party balances related to purchases and sales of goods and services have been classified as payables to Enron and affiliates, net. Related party payables at December 31, 2002 were $8.8 million. The payables at December 31, 2002 primarily represent amounts owed to Enron under the Settlement Agreement.

    Purchase and Sale Agreement - Liquids Assets. We acquired certain liquids processing, storage and transportation assets in June 2001 from Enron. We paid $117 million in cash to Enron and State Street Bank and Trust Company of Connecticut, National Association, Trustee (the "Trustee"). See further discussion in Note 5 to the Consolidated Financial Statements.

    Concurrently with our acquisition of the Assets described above, we entered into the ten-year Toll Conversion Agreement for the conversion of feedstocks into products, on a take-or-pay basis and the ten-year

Storage Agreement for the use of a significant portion of the Mont Belvieu Facility and pipeline grid system, on a take-or-pay basis. Both agreements were with EGLI, a wholly-owned subsidiary of Enron, which is now in bankruptcy. See further discussion of the terms of the Toll Conversion and Storage Agreements in
Note 5 to the Consolidated Financial Statements.

    Rejection of Toll Conversion and Storage Agreements with EGLI. On April 2, 2002, the Bankruptcy Court entered a Stipulation, which became final and non-appealable on April 12, 2002, rejecting the Toll Conversion and Storage Agreements. As a result, we recorded a $29.1 million non-cash impairment in the fourth quarter of 2001, which was our remaining investment in these contracts. See further discussion concerning the impact of the rejection of the Agreements in Note 5 to the Consolidated Financial Statements.

    We have monetary damage claims against EGLI and Enron as a result of the rejection of the agreements under the Stipulation. In addition, under both of these agreements, EGLI was obligated to make certain mandatory payments to EOTT through the full terms of the agreements. The claim filed against EGLI in the Enron Bankruptcy Court on May 9, 2002 resulting from EGLI's rejection of the Toll Conversion and Storage Agreements was $540.5 million. This claim was withdrawn by us pursuant to the terms of the Enron Settlement Agreement. All of the parties to the Enron Settlement Agreement retained any rights to payments with regard to EGLI's inventory at Mont Belvieu Facility pursuant to the Stipulation.

    Enron guaranteed EGLI's performance under these agreements; however, its guaranty was limited to $50 million under the Toll Conversion Agreement and $25 million under the Storage Agreement. Accordingly, the claim filed against Enron in the Enron Bankruptcy Court resulting from EGLI's rejection of the agreements was $75 million. We filed additional claims against numerous Enron affiliates on October 15, 2002, totaling $213.5 million. These claims were also withdrawn by us pursuant to the Enron Settlement Agreement.

    Pursuant to our Restructuring Plan, we released Enron from all these claims in exchange for a release by Enron of claims against us exceeding $50 million, and other consideration. See further discussion of the impact of the agreements in Note 5 to the Consolidated Financial Statements.

    Performance Collateral from Enron. Enron guaranteed the payments by EGLI under the Toll Conversion and Storage Agreements. Additionally, EGLI owed us approximately $9 million under the Toll Conversion and Storage Agreements prior to filing for bankruptcy. Pursuant to the Toll Conversion and Storage Agreements, if Enron's credit rating dropped below certain defined levels specified in these agreements, we could request within 5 days of this occurrence for EGLI to post letters of credit. The letters of credit could be drawn upon by us if EGLI failed to pay any amount owed to us under these agreements. The Toll Conversion Agreement provides that the letter of credit would be in an amount reasonably requested by us, not to exceed $25 million. The Storage Agreement provides that the letter of credit would be in an amount as reasonably requested, but no amount was specified. In late November 2001, Enron's credit rating fell below the ratings specified in these agreements. Pursuant to these agreements, on November 27, 2001, we requested that EGLI post two $25 million letters of credit. In lieu of posting letters of credit, we received $25 million from EGLI/Enron, against which we recouped $9 million of outstanding invoices to EGLI. We applied the remaining sum, approximately $16 million, to recoup against or seek offset of a portion of our damages resulting from EGLI's rejection of the Toll Conversion and Storage Agreements. The $16 million was reflected as Performance Collateral from Enron in Current Liabilities on the Consolidated Balance Sheet. Pursuant to our Restructuring Plan, Enron released us of any claim to the $25 million deposit/performance collateral.

SERVICE CONTRACTS AND ADMINISTRATIVE CONTRACTS

    Operations and General and Administrative Services. As is commonly the case with publicly traded partnerships, we did not directly employ any persons responsible for managing or operating EOTT for providing services relating to day-to-day business affairs. The General Partner provided such services or obtained such services from third parties and EOTT is responsible for reimbursing the General Partner for substantially all of its direct and indirect costs and expenses. The General Partner, through the MLP Partnership Agreement, provided services to us under a Corporate Services Agreement which included liability and casualty insurance and certain data processing services and employee benefits. Those costs were $1.9 million for the year ended December 31, 2002 and are included in operating expense. We believe that the charges were reasonable.

    The General Partner entered into a Corporate Services Agreement with EPSC, to provide certain operating and administrative services relating to the operation of the Partnership's pipelines, effective October 1, 2000. The agreement provides that the General Partner will reimburse EPSC for its costs and expenses in rendering the services. The General Partner will in turn be reimbursed by us. EOTT LLC took over these services effective January 1, 2003. The Corporate Service Agreement was terminated effective December 31, 2002. The costs incurred related to these services for the year ended December 31, 2002 were $24.6 million.

    In connection with the acquisition of Liquids assets in June 2001, the General Partner entered into a Transition Services Agreement with EGP Fuels to provide transition services through December 31, 2001 for the processing of invoices and payments to third parties related to the Morgan's Point Facility and Mont Belvieu Facility. The agreement provided that the General Partner would reimburse EGP Fuels for these direct costs and we would reimburse the General Partner. The agreement was terminated effective December 31, 2002 pursuant to the Enron Settlement Agreement.

    Pursuant to the Restructuring Plan and the Settlement Agreement with Enron, amounts due under these agreements were forgiven at December 31, 2002, the claims under these agreements were released and discharged, the employees who provide these services were transferred to us and the Operation and Service, Transition Services and Corporate Services Agreements were terminated.

DISTRIBUTION SUPPORT

    Under the support agreement with Enron, Enron committed to provide total cash distribution support in an amount necessary to pay the minimum quarterly distribution to our unitholders, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $29.1 million in exchange for APIs. Our distribution for the fourth quarter of 2001 of $0.25 per common unit was lower than the intended minimum quarterly distribution amount of $0.475 per common unit. During the first quarter of 2002, we requested distribution support from Enron under the terms of the support agreement in connection with payment of the minimum quarterly distribution for the fourth quarter of 2001. Enron did not pay the fourth quarter distribution shortfall of $0.225 per common unit. A claim for the distribution support in the amount of $4.2 million was made in the Enron bankruptcy proceedings. The claim was withdrawn pursuant to the Enron Settlement Agreement.

                         CERTAIN BUSINESS RELATIONSHIPS

    As a result of our Restructuring Plan, six of our seven directors were selected by our former senior noteholders who signed the Restructuring Agreement. One of our new directors chosen as a result of this process is J. Robert Chambers, who is currently a Managing Director of Lehman Brothers Inc. Lehman Brothers Inc., was a party to the Restructuring Agreement described herein, as well as a party to the Term Loan Agreement. Lehman Brothers Inc. held the principal amount of $41.5 million, or approximately 18%, of our 11% senior unsecured notes prior to our emergence from bankruptcy. As a former senior unsecured noteholder, Lehman Brothers Inc. will receive its pro rata share of the $104 million of 9% senior unsecured notes and its pro rata share of 11,947,820 limited liability company units of EOTT LLC.

    Additionally, in connection with the settlement in bankruptcy of several lawsuits against us, Lehman Brothers Inc. agreed to purchase the allowed claims of certain of these unsecured creditors at a discount. The amount of these allowed claims is approximately $4.8 million.

    We have several previous and current business relationships with Lehman Brothers Inc. and its affiliate, Lehman Commercial Paper Inc. Lehman Brothers Inc. served as the agent for our $75 million DIP Term Loan Agreement, and presently serves as the agent for our $75 million Term Loan Agreement that is part of our exit credit facilities. Further, Lehman Brothers Inc. may receive compensation for future business conducted with EOTT, and Mr. Chambers may indirectly share in such compensation through payments he may receive for managing a fund that currently does and may from time to time hold investment interests in EOTT. Since October 2002, we have paid Lehman and Lehman Commercial in the aggregate approximately $4.8 million, which is primarily related to interest and facility fees on the DIP Term Loans and the new Term Loans.

    Julie H. Edwards, also one of our new directors, is the Executive Vice President - Finance & Administration for Frontier Oil Corporation, one of our customers. In 2002, Frontier paid us approximately $5.0 million for crude oil purchases. This amount is less than 5% of our gross consolidated revenues, and less than 5% of Frontier's gross consolidated revenues.

ITEM 14.  CONTROLS AND PROCEDURES

    Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures within 90 days prior to the date of filing of this Annual Report on Form 10-K for the year ending December 31, 2002. They believe that our current internal controls and procedures are effective and designed to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC and that such information is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions to be made regarding required disclosure. Subsequent to the date of the evaluation, there were no significant corrective actions taken by us or other changes made to these internal controls. Management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation. We will, however, formally evaluate the disclosure controls and procedures on no less than a quarterly basis and will consider implementation of enhancements to our disclosure controls and procedures as may be desirable or necessary from time to time.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a)(1) AND (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

      See "Index to Financial Statements" set forth on page F-1.

    (a)(3)  EXHIBITS

     2.1   --     Third Amended Joint Chapter 11 Plan of the Debtors
                  (incorporated by reference to Exhibit 2.1 to current report on
                  Form 8-K/A for EOTT Energy Partners, L.P. dated December 17,
                  2002)

     2.2   --     Supplement/Amendment to Third Amended Joint Chapter 11 Plan of
                  the Debtors and Glossary of Defined Terms (incorporated by reference to Exhibit 2.2 to current report on Form 8-K for EOTT Energy Partners, L.P. dated March 4, 2003)

     2.3   --     Third Amended Disclosure Statement Under 11 U.S.C. Section
                  1125 In Support of the Joint Chapter 11 Plan of the Debtors
                  (incorporated by reference to Exhibit 2.2 to current report on
                  Form 8-K/A for EOTT Energy Partners, L.P. dated December 17,
                  2002)

     *3.1   --    Certificate of Formation of EOTT Energy LLC, dated as of
                  November 13, 2002

     *3.2   --    Amended and Restated Limited Liability Company Agreement of
                  EOTT Energy LLC, dated as of March 1, 2003

     *3.3   --    Certificate of Merger of EOTT Energy Partners, L.P. into EOTT
                  Energy Operating Limited Partnership, filed on March 4, 2003

      3.4   --    Form of Amended and Restated Agreement of Limited Partnership
                  of EOTT Energy Operating Limited Partnership (incorporated by reference to Exhibit 10.11 to Registration Statement for EOTT
                  Energy Partners, L.P., File No. 33-73984)

      3.5   --    Amendment No. 1 dated as of September 1, 1999, to Amended and
                  Restated Agreement of Limited Partnership of EOTT Energy
                  Operating Limited Partnership (incorporated by reference to
                  Exhibit 3.2 to current report on Form 8-K for EOTT Energy
                  Partners, L.P. dated September 29, 1999)

      3.6   --    Amendment No. 2 dated as of August 29, 2001, to Amended and
                  Restated Agreement of Limited Partnership of EOTT Energy
                  Operating Limited Partnership (incorporated by reference to
                  Exhibit 3.10 to Current Report on Form 8-K/A for EOTT Energy
                  Partners, L.P. dated August 30, 2001)

      3.7   --    Form of Amended and Restated Agreement of Limited Partnership
                  of EOTT Energy Pipeline Limited Partnership (incorporated by reference to Exhibit 3.8 to Registration Statement for EOTT
                  Energy Partners, L.P., File No. 33-82269)

      3.8   --    Amendment No. 1 dated as of September 1, 1999, to Amended and
                  Restated Agreement of Limited Partnership of EOTT Energy
                  Pipeline Limited Partnership (incorporated by reference to
                  Exhibit 3.3 to current report on Form 8-K dated September 29,
                  1999)

      3.9   --    Amendment No. 2 dated as of August 29, 2001, to Amended and
                  Restated Agreement of Limited Partnership of EOTT Energy
                  Pipeline Limited Partnership (incorporated by reference to
                  Exhibit 3.11 to Current Report on Form 8-K/A for EOTT Energy
                  Partners, L.P. dated August 30, 2001)

     3.10  --     Amended and Restated Agreement of Limited Partnership of EOTT
                  Energy Canada Limited Partnership (incorporated by reference to Exhibit 3.9 to Registration Statement for EOTT Energy
                  Partners, L.P., File No. 33-82269)

     3.11  --     Amendment No. 1 dated as of September 1, 1999, to Amended and
                  Restated Agreement of Limited Partnership of EOTT Energy
                  Canada Limited Partnership (incorporated by reference to
                  Exhibit 3.2 to current report on Form 8-K for EOTT Energy
                  Partners, L.P. dated September 29, 1999)

     3.12  --     Amendment No. 2 dated as of August 29, 2001, to Amended and
                  Restated Agreement of Limited Partnership of EOTT Energy
                  Canada Limited Partnership (incorporated by reference to
                  Exhibit 3.12 to Current Report on Form 8-K/A for EOTT Energy
                  Partners, L.P. dated August 30, 2001)

     3.13 -- Agreement of Limited Partnership dated as of June 28, 2001 of EOTT Energy Liquids, L.P. (incorporated by reference to
                  Exhibit 3.13 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the Quarter Ended September 30, 2001)

     3.14 -- Limited Liability Company Agreement dated as of June 27, 2001 of EOTT Energy General Partner, L.L.C. (incorporated by reference to Exhibit 3.14 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the Quarter Ended September 30,
                  2001)

     3.15 -- Amendment No. 1 dated as of August 29, 2001, to the Limited Liability Company Agreement of EOTT Energy General Partner, L.L.C. (incorporated by reference to Exhibit 3.15 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the Quarter Ended September 30, 2001)

      4.1 -- Indenture among EOTT Energy LLC, the Subsidiary Guarantors and the Bank of New York, as trustee, for 9% Senior Notes due 2010, dated March 1, 2003 (incorporated by reference to Exhibit T3C to Amendment No. 1 to EOTT Energy LLC's Application for Qualification of Indenture on Form T-3 dated April 4, 2003)

     *4.2 --      Form of Warrant Agreement, dated as of March 1, 2003

     *4.3 -- Form of Registration Rights Agreement, by and between EOTT Energy LLC and Unitholders, dated as of March 1, 2003

    10.01 -- Form of Corporate Services Agreement between Enron Corp. and EOTT Energy Corp. (incorporated by reference to Exhibit 10.08 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-73984)

    10.02 -- Form of Contribution and Closing Agreement between EOTT Energy Corp. and EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 10.09 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-73984)

    10.03 -- Form of Ancillary Agreement by and among Enron Corp., EOTT Energy Partners, L.P., EOTT Energy Operating Limited Partnership, EOTT Energy Pipeline Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Corp. (incorporated by reference to Exhibit 10.10 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-73984)

    10.04 -- EOTT Energy Corp. Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-73984)

    10.05 -- EOTT Energy Corp. 1994 Unit Option Plan and the related Option Agreement (incorporated by reference to Exhibit 10.15 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-73984)

    10.06 -- EOTT Energy Corp. Severance Pay Plan (incorporated by reference to Exhibit 10.16 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-73984)

    10.07 -- EOTT Energy Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the Quarter Ended September 30, 1997)

    10.08 -- Support Agreement dated September 21, 1998 between EOTT Energy Partners, L.P., EOTT Energy Operating Limited Partnership and Enron Corp. (incorporated by reference to Exhibit 10.22 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998)

 ***10.09 --      Crude Oil Supply and Terminalling Agreement dated as of
                  December 1, 1998 between Koch Oil Company and EOTT Energy
                  Operating Limited Partnership (incorporated by reference to
                  Exhibit 10.23 to Annual Report on Form 10-K for EOTT Energy
                  Partners, L.P. for the Year Ended December 31, 1998)

    10.10 -- Amended and Restated Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the Year Ended December 31,
                  1998)

    10.11 -- Amendment dated March 17, 1999 to the Amended and Restated Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the Year Ended December 31, 1998)

 ***10.12 --      Amendment dated December 1, 1998 to the Crude Oil Supply and
                  Terminalling Agreement dated as of December 1, 1998 between
                  Koch Oil Company and EOTT Energy Operating Limited Partnership
                  (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the Year Ended
                  December 31, 1998)

    10.13     --  Amendment dated August 11, 1999 to the Amended and Restated
                  Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the Period Ended June 30, 1999)

 ***10.14 --      Letter Agreement dated September 14, 2000 amending Crude Oil
                  Supply and Terminalling Agreement (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q for EOTT
                  Energy Partners, L.P. for the Period Ended September 30, 2000)

 ***10.15 --      Letter Agreement dated February 6, 2001 amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2000)

  **10.16 --      Letter Agreement dated May 17, 2002 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998

  **10.17 --      Letter Agreement dated May 17, 2002 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998

  **10.18 --      Letter Agreement dated June 26, 2002 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998

  **10.19 --      Letter Agreement dated October 3, 2002 amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998

    10.20 -- Purchase and Sale Agreement between Enron Corp. and EOTT Energy Partners, L.P., dated June 29, 2001, with list of omitted schedules and agreement to furnish omitted schedules supplementally to the Securities and Exchange Commission upon request (incorporated by reference to Exhibit 10.38 to Current Report on Form 8-K for EOTT Energy Partners, L.P. dated July 13, 2001)

    10.21 -- Mont Belvieu Storage Capacity Purchase Agreement Dated as of June 29, 2001 between EOTT Energy Liquids, L.P. and Enron Gas Liquids, Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Annual Report on Form 10-K/A for EOTT Energy Partners, L.P. for the year ended December 31, 2001)

    10.22 -- Toll Conversion Agreement dated as of June 29, 2001 between EOTT Energy Liquids, L.P. and Enron Gas Liquids, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Annual Report on Form 10-K/A for EOTT Energy Partners, L.P. for the year ended December 31, 2001)

    10.23 -- Administrative Services Agreement dated as of June 29, 2001 between EOTT Energy Corp. and EOTT Energy General Partner, L.L.C. (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K/A for EOTT Energy Partners, L.P. or the year ended December 31, 2001)

****10.24 --      Letter Agreement dated June 27, 2001, amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2001)

****10.25 --      Letter Agreement dated August 23, 2001, amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2001)

    10.26 -- Letter Agreement dated December 18, 2001, amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998 (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended December 31, 2001)

****10.27 --      Letter Agreement dated January 9, 2002, amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2001)

    10.28 -- Commodity Repurchase Agreement, dated as of February 28, 1998, between EOTT Energy Operating Limited Partnership and Standard Chartered Trade Service Corporation (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended December 31, 2001)

    10.29 -- Receivable(s) Purchase Agreement, dated as of October 19, 1999, between EOTT Energy Operating Limited Partnership and Standard Chartered Trade Services Corporation (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended December 31,
                  2001)

    10.30 -- First Amendment to the Receivable(s) Purchase Agreement, dated as of January 12, 2000, by and between EOTT Energy Operating Limited Partnership and Standard Chartered Trade Services Corporation (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended December 31, 2001)

****10.31 --      Second Amended and Restated Reimbursement, Loan and Security
                  Agreement, dated as of April 23, 2002, by and between EOTT
                  Energy Operating Limited Partnership, et al. and Standard
                  Chartered Bank (incorporated by reference to Exhibit 10.31 to
                  Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended December 31, 2001)

    10.32 -- Letter Agreement, dated as of April 23, 2002, regarding Commodity Repurchase Agreement and Receivable(s) Purchase Agreement (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended December 31, 2001)

    10.33 -- Standard Chartered Bank Limited Forbearance Letter, dated August 13, 2002 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the period ended June 30, 2002)

    10.34 -- Standard Chartered Bank Limited Forbearance Letter dated August 27, 2002 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the period ended September 30, 2002)

    10.35 -- Settlement Agreement by and among EOTT Energy Partners, L.P. and certain of its subsidiaries and Enron Corp. and certain of its affiliates, dated as of October 8, 2002 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the period ended September 30,
                  2002)

    10.36 -- Restructuring Agreement by and among EOTT Energy Partners, L.P. and certain of its subsidiaries and Enron Corp. and certain of its affiliates, Standard Chartered Bank PLC, Standard Chartered Trade Services Corporation, Lehman Commercial Paper, Inc., and Certain Holders of the Company's 11% Senior Notes Due 2009, dated as of October 7, 2002 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the period ended September 30, 2002)

    10.37 -- Debtor-In-Possession Letter of Credit Agreement among EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT Energy Pipeline Limited Partnership, as debtors and debtors-in-possession and as joint and several Borrowers, EOTT Energy Partners, L.P. and EOTT Energy General Partner, L.L.C., as debtors and debtors-in-possession and as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent and the LC Participants hereto, dated as of October 18, 2002 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the period ended September 30, 2002)

    10.38 -- Debtor-In-Possession Term Loan Agreement among EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P. and EOTT Energy Pipeline Limited Partnership, as debtors and debtors-in-possession and as joint and several Borrowers, EOTT Energy Partners, L.P. and EOTT Energy General Partner, L.L.C. as debtors and debtors-in-possession and as Guarantors, Lehman Brothers- Inc., as Term Lender Agent and the Term Lenders hereto, dated as of October 18, 2002 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the period ended September 30,
                  2002)

    10.39 -- Amended and Restated Commodities Repurchase Agreement, by and among EOTT Energy Operating Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of October 18, 2002 (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the period ended September 30, 2002)

    10.40 -- Amended and Restated Receivables Purchase Agreement, by and among EOTT Energy Operating Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of October 18, 2002 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the period ended September 30, 2002)

    10.41 -- Intercreditor and Security Agreement, among EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT Energy Pipeline Limited Partnership, as debtors and debtors-in-possession and as joint and several Borrowers, and EOTT Energy Partners, L.P. and EOTT Energy General Partner, L.L.C. as debtors and debtors-in-possession and as joint and several Guarantors, and Standard Chartered Bank, Lehman Brothers, Inc., and Standard Chartered Trade Services Corporation and various other Secured Parties and Standard Chartered Bank, as collateral agent, dated as of October 18, 2002 (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the period ended September 30, 2002)

  **10.42 --      Letter of Credit Agreement among EOTT Energy Operating Limited
                  Partnership, EOTT Energy Canada Limited Partnership, EOTT
                  Energy Liquids, L.P., and EOTT Energy Pipeline Limited
                  Partnership, as joint and several Borrowers, EOTT Energy LLC and EOTT Energy General Partner, L.L.C., as Guarantors,
                  Standard Chartered Bank, as LC Agent, LC Issuer, and
                  Collateral Agent and the LC Participants hereto, dated as of February 11, 2003

  **10.43 --      Term Loan Agreement among EOTT Energy Operating Limited
                  Partnership, EOTT Energy Canada Limited Partnership, EOTT
                  Energy Liquids, L.P. and EOTT Energy Pipeline Limited
                  Partnership, as joint and several Borrowers, EOTT Energy LLC and EOTT Energy General Partner, L.L.C. as Guarantors, Lehman
                  Brothers Inc., as Term Lender Agent and the Term Lenders hereto, dated as of February 11, 2003

  * 10.44 --      Second Amended and Restated Commodities Repurchase Agreement,
                  by and among EOTT Energy Operating Limited Partnership,
                  Standard Chartered Trade Services Corporation, Standard
                  Chartered Bank, as collateral agent, dated as of February 11,
                  2003

  * 10.45 --      Second Amended and Restated Receivables Purchase Agreement, by
                  and among EOTT Energy Operating Limited Partnership, Standard
                  Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of February 11, 2003

  * 10.46 --      Intercreditor and Security Agreement, among EOTT Energy
                  Operating Limited Partnership, EOTT Energy Canada Limited
                  Partnership, EOTT Energy Liquids, L.P., and EOTT Energy
                  Pipeline Limited Partnership, as joint and several Borrowers, and EOTT Energy LLC and EOTT Energy General Partner, L.L.C. as joint and several Guarantors, and Standard Chartered Bank, Lehman Brothers, Inc., and Standard Chartered Trade Services
                  Corporation and various other Secured Parties and Standard
                  Chartered Bank, as collateral agent, dated as of March 1, 2003

    10.47 -- Form of Executive Employment Agreement between EOTT Energy Corp. and Dana R. Gibbs (incorporated by reference to Exhibit
                  10.32 to Quarterly Report on Form 10-Q for the Period Ended September 30, 2000)

    10.48 -- Form of Executive Employment Agreement between EOTT Energy Corp. and Lori Maddox (incorporated by reference to Exhibit
                  10.36 to Annual Report on Form 10-K for the year ended December 31, 2000)

    10.49 -- Form of Executive Employment Agreement between EOTT Energy Corp. and Molly Sample (incorporated by reference to Exhibit
                  10.35 to Annual Report on Form 10-K for the year ended December 31, 2000)

  * 10.50   --    Form of Executive Employment Agreement between EOTT Energy
                  Corp. and Mary Ellen Coombe effective as of October 1, 2002

  * 10.51   --    Form of First Amendment to Executive Employment Agreement
                  between EOTT Energy Corp. and Lori L. Maddox effective as of
                  September 26, 2002

  * 10.52   --    Form of First Amendment to Executive Employment Agreement
                  between EOTT Energy Corp. and Molly M. Sample effective as of
                  July 29, 2002

  * 10.53   --    Letter of Offering from EOTT Energy LLC to Thomas M. Matthews dated February 27, 2003

  * 10.54   --    Letter of Offering from EOTT Energy LLC to H. Keith Kaelber dated February 27, 2003

  *  21.1   --    Subsidiaries of the Registrant

  *  99.1   --    Section 906 Certification for Thomas M. Matthews

  *  99.2   --    Section 906 Certification for H. Keith Kaelber

  *               Filed herewith.

  ** Filed herewith, but confidential treatment has been requested with respect to certain portions of this exhibit.

  *** Certain portions of this exhibit have been treated confidentially.

  **** Confidential treatment has been requested with respect to certain portions of this exhibit.

    (b)  Reports on Form 8-K

         Current Report on Form 8-K filed by EOTT Energy Partners, L.P. on October 10, 2002 pursuant to Item 3. Bankruptcy or Receivership regarding our bankruptcy filing, and Item 5. Other Events regarding its two press releases dated October 9, 2002.

         Current Report on Form 8-K filed by EOTT Energy Partners, L.P. on October 25, 2002 pursuant to Item 3. Bankruptcy or Receivership regarding the General Partner's bankruptcy filing, and Item 5. Other Events regarding its press release dated October 24, 2002.

         Current Reports on Forms 8-K and 8-K/A filed by EOTT Energy Partners, L.P. on December 17, 2002 pursuant to Item 3. Bankruptcy or Receivership regarding updates of events in our bankruptcy filing and its press release dated December 12, 2002.

         Current Report on Form 8-K filed by EOTT Energy Partners, L.P. on January 27, 2003 pursuant to Item 5. Other Events regarding its press release dated January 27, 2003.

         Current Report of Form 8-K filed by EOTT Energy Partners, L.P. on March 4, 2003 pursuant to Item 1. Change of Control and Item 3. Bankruptcy or Receivership regarding confirmation of our reorganization plan.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of April, 2003.

                                                 EOTT ENERGY LLC
                                       (A Delaware Limited Liability Company)

                                    By: /s/ THOMAS M. MATTHEWS
                                       --------------------------
                                         Thomas M. Matthews
                                         Chairman of the Board and
                                         Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                  Signature                             Title                               Date
                  ---------                             -----                               ----

         /s/ THOMAS M. MATTHEWS             Chairman of the Board and                   April 15, 2003
---------------------------------------       Chief Executive Officer
             Thomas M. Matthews


         /s/ J. ROBERT CHAMBERS             Director                                    April 15, 2003
---------------------------------------
             J. Robert Chambers


          /s/ JULIE H. EDWARDS              Director                                    April 15, 2003
---------------------------------------
              Julie H. Edwards


           /s/ ROBERT E. OGLE               Director                                    April 15, 2003
---------------------------------------
               Robert E. Ogle


          /s/ JAMES M. TIDWELL              Director                                    April 15, 2003
---------------------------------------
              James M. Tidwell


         /s/ S. WIL VANLOH, JR.             Director                                    April 15, 2003
---------------------------------------
             S. Wil VanLoh, Jr.


         /s/ DANIEL J. ZALOUDEK             Director                                    April 15, 2003
---------------------------------------
             Daniel J. Zaloudek


          /s/ H. KEITH KAELBER              Executive Vice President and                April 15, 2003
---------------------------------------       and Chief Financial Officer
              H. Keith Kaelber


           /s/ LORI L. MADDOX               Vice President and Controller               April 15, 2003
---------------------------------------
               Lori L. Maddox

                                 CERTIFICATIONS


I, Thomas M. Matthews, certify that:

1. I have reviewed this annual report on Form 10-K of EOTT Energy LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    April 15, 2003


                                     /s/ THOMAS M. MATTHEWS
                                     -----------------------------------------
                                     Thomas M. Matthews
                                     Chairman of the Board and Chief Executive
                                     Officer

I, H. Keith Kaelber, certify that:

1. I have reviewed this annual report on Form 10-K of EOTT Energy LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    April 15, 2003

                                                /s/ H. KEITH KAELBER
                                                -----------------------------
                                                H. Keith Kaelber
                                                Executive Vice President and
                                                Chief Financial Officer

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----



Financial Statements
     Report of Independent Accountants..................................  F-2
     Consolidated Statements of Operations -
         Years Ended December 31, 2002, 2001 and 2000...................  F-3
     Consolidated Balance Sheets - December 31, 2002 and 2001...........  F-4
     Consolidated Statements of Cash Flows -
         Years Ended December 31, 2002, 2001 and 2000...................  F-5
     Consolidated Statements of Partners' Capital -
         Years Ended December 31, 2002, 2001 and 2000...................  F-6
     Notes to Consolidated Financial Statements.........................  F-7

Supplemental Schedule

     Schedule II - Valuation and Qualifying Accounts and Reserves.......  S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS


To EOTT Energy Partners, L.P.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EOTT Energy Partners, L.P. and its subsidiaries (the Partnership) at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Partnership filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on October 8, 2002, which raises substantial doubt about its ability to continue as a going concern. Effective March 1, 2003, the Partnership emerged from Chapter 11 and management's plans in regard to this are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Partnership adopted the provisions of Emerging Issues Task Force No. 02-03 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", in 2002.

As discussed in Note 2 to the consolidated financial statements, the Partnership adopted the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as of January 1, 2001.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
April 4, 2003

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Unit Amounts)



                                                                                       YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------------------
                                                                     2002                    2001                     2000
                                                                   ---------               ---------              -----------
                                                                                                                  (UNAUDITED)
Operating Revenue ...................................              $ 425,625               $ 366,673               $ 357,458

Cost of Sales .......................................                200,150                 103,907                 117,543
Operating Expenses ..................................                136,828                 130,063                 113,412
Depreciation and Amortization- operating ............                 34,283                  32,995                  31,357
                                                                   ---------               ---------               ---------

Gross Profit ........................................                 54,364                  99,708                  95,146
                                                                   ---------               ---------               ---------

Selling, General and Administrative Expenses ........                 56,113                  49,103                  47,678
Depreciation and Amortization- corporate & other ....                  3,267                   3,083                   2,511
Other (Income) Expense ..............................                  6,501                     210                    (282)
Impairment of Assets (Note 7) .......................                 77,268                  29,057                      --
                                                                   ---------               ---------               ---------

Operating Income (Loss) .............................                (88,785)                 18,255                  45,239

Interest Expense and Related Charges ................                (45,876)                (35,363)                (30,411)
Interest Income .....................................                    127                   1,319                   1,631
Other, net ..........................................                    (44)                   (517)                 (2,626)
                                                                   ---------               ---------               ---------

Net Income (Loss) Before Reorganization Items .......               (134,578)                (16,306)                 13,833
Reorganization Items (Note 1) .......................                 32,847                      --                      --
                                                                   ---------               ---------               ---------

Net Income (Loss) Before Cumulative
   Effect of Accounting Change ......................               (101,731)                (16,306)                 13,833
Cumulative Effect of Accounting Change (Note 4 ) ....                     --                   1,073                      --
                                                                   ---------               ---------               ---------

Net Income (Loss) ...................................              $(101,731)              $ (15,233)              $  13,833
                                                                   =========               =========               =========


Basic Net Income (Loss) Per Unit (Note 6)
   Common ...........................................              $   (0.01)              $   (0.54)              $    0.49
                                                                   =========               =========               =========
   Subordinated .....................................              $   (3.24)              $   (0.54)              $    0.49
                                                                   =========               =========               =========

Diluted Net Income (Loss) Per Unit (Note 6) .........              $   (1.07)              $   (0.54)              $    0.49
                                                                   =========               =========               =========
Distributions Per Common Unit .......................              $    0.25               $    1.90               $    1.90
                                                                   =========               =========               =========


Average Units Outstanding for Diluted Computation ...                 27,476                  27,476                  27,476
                                                                   =========               =========               =========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                           DECEMBER 31,            DECEMBER 31,
                                                                               2002                    2001
                                                                           ------------            ------------

                        ASSETS
Current Assets
   Cash and cash equivalents ................................              $   16,432               $    2,941
   Trade and other receivables, net of allowance for doubtful
     accounts of $1,210 and $1,225, respectively ............                 407,096                  501,135
   Inventories ..............................................                  33,554                   89,685
   Other ....................................................                  23,888                   31,650
                                                                           ----------               ----------
     Total current assets ...................................                 480,970                  625,411
                                                                           ----------               ----------

Property, Plant and Equipment, at cost ......................                 598,925                  656,993
   Less: Accumulated depreciation ...........................                 217,967                  191,118
                                                                           ----------               ----------
     Net property, plant and equipment ......................                 380,958                  465,875
                                                                           ----------               ----------

Goodwill ....................................................                   7,436                    7,436
                                                                           ----------               ----------

Other Assets ................................................                   4,070                    7,027
                                                                           ----------               ----------

Total Assets ................................................              $  873,434               $1,105,749
                                                                           ==========               ==========

           LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Trade accounts payable ...................................              $  389,346               $  532,235
   Accrued taxes payable ....................................                  11,327                    8,846
   Short-term borrowings ....................................                      --                   40,000
   Term loans (Note 8) ......................................                  75,000                       --
   Repurchase agreements (Note 8) ...........................                  75,000                  100,000
   Receivable financing (Note 8) ............................                  50,000                   42,500
   Payable to Enron Corp. & affiliates, net (Note 10) .......                   3,606                   37,681
   Performance collateral from Enron Corp. (Note 10) ........                      --                   15,829
   Other ....................................................                  19,668                   41,056
                                                                           ----------               ----------
     Total current liabilities ..............................                 623,947                  818,147
                                                                           ----------               ----------

Long-Term Liabilities
   11% senior notes .........................................                      --                  235,000
   Payable to Enron Corp. ...................................                   5,212                       --
   Other ....................................................                  10,605                    5,316
                                                                           ----------               ----------
     Total long-term liabilities ............................                  15,817                  240,316
                                                                           ----------               ----------

Liabilities Subject to Compromise (Note 1) ..................                 292,827                       --
                                                                           ----------               ----------

Commitments and Contingencies (Note 12)

Additional Partnership Interests (Note 10) ..................                   9,318                    9,318
                                                                           ----------               ----------

Partners' Capital (Deficit) .................................                 (68,475)                  37,968
                                                                           ----------               ----------

Total Liabilities and Partners' Capital .....................              $  873,434               $1,105,749
                                                                           ==========               ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------------------
                                                                           2002                   2001                     2000
                                                                        ---------               ---------              -----------
                                                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Reconciliation of net income (loss) to net cash
   provided by (used in) operating activities
     Net income (loss) ...................................              $(101,731)              $ (15,233)              $  13,833
     Depreciation ........................................                 35,535                  33,469                  32,813
     Amortization of goodwill and other ..................                  2,015                   2,609                   1,055
     Impairment of assets ................................                 77,268                  29,057                      --
     Net unrealized change in crude oil trading activities                 (1,755)                  2,053                    (960)
     (Gains) losses on disposal of assets ................                    984                     229                    (799)
     Non-cash net gain for reorganization items ..........                (37,802)                     --                      --
     Changes in components of working capital -
       Receivables .......................................                 94,089                 421,680                  26,776
       Inventories .......................................                 53,133                   1,548                  35,653
       Other current assets ..............................                  6,661                  (1,780)                  5,290
       Trade accounts payable ............................               (101,911)               (550,547)                 42,011
       Accrued taxes payable .............................                  2,481                  (1,909)                 (1,192)
       Other current liabilities .........................                    (98)                 19,249                   8,045
     Other assets and liabilities ........................                    682                   4,968                  (8,339)
                                                                        ---------               ---------               ---------
   Net Cash Provided by (Used in) Operating Activities ...                 29,551                 (54,607)                154,186
                                                                        ---------               ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of property, plant and equipment ...                  2,390                  17,209                   1,630
   Acquisitions ..........................................                     --                (117,000)                     --
   Additions to property, plant and equipment ............                (31,238)                (36,228)                (14,270)
   Other, net ............................................                     --                      --                      29
                                                                        ---------               ---------               ---------

   Net Cash Used In Investing Activities .................                (28,848)               (136,019)                (12,611)
                                                                        ---------               ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in receivable financing ......................                  7,500                  42,500                      --
   Increase (decrease) in short-term borrowings ..........                (40,000)                 40,000                      --
   Increase in term loans ................................                 75,000                      --                      --
   Increase (decrease) in repurchase agreements ..........                (25,000)                100,000                 (74,055)
   Distributions to unitholders ..........................                 (4,712)                (43,163)                (37,586)
   Additional Partnership Interests ......................                     --                      --                   6,771
                                                                        ---------               ---------               ---------
   Net Cash Provided by (Used in) Financing Activities ...                 12,788                 139,337                (104,870)
                                                                        ---------               ---------               ---------

Increase (Decrease) in Cash and Cash Equivalents .........                 13,491                 (51,289)                 36,705
Cash and Cash Equivalents Beginning of Period ............                  2,941                  54,230                  17,525
                                                                        ---------               ---------               ---------

Cash and Cash Equivalents End of Period ..................              $  16,432               $   2,941               $  54,230
                                                                        =========               =========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid for Interest ................................              $  35,681               $  33,041               $  29,925
                                                                        =========               =========               =========
   Cash Paid for Reorganization Items ....................              $   4,955                      --                      --
                                                                        =========               =========               =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (In Thousands)


                                                                COMMON         SUBORDINATED        GENERAL
                                                              UNITHOLDERS       UNITHOLDERS        PARTNER             TOTAL
                                                              -----------      ------------        ---------         ---------
Partners' Capital at December 31, 1999 (Unaudited) ....        $  73,821         $  38,606         $   7,690         $ 120,117

Net income ............................................            9,116             4,441               276            13,833
Cash distributions ....................................          (35,105)           (1,800)             (681)          (37,586)
                                                               ---------         ---------         ---------         ---------

Partners' Capital at December 31, 2000 (Unaudited) ....           47,832            41,247             7,285            96,364

Net loss ..............................................          (10,042)           (4,892)             (299)          (15,233)
Cash distributions ....................................          (35,105)           (7,200)             (858)          (43,163)
                                                               ---------         ---------         ---------         ---------

Partners' Capital at December 31, 2001 ................            2,685            29,155             6,128            37,968

Net loss ..............................................             (201)          (29,155)          (72,375)         (101,731)
Cash distributions ....................................           (4,619)               --               (93)           (4,712)
                                                               ---------         ---------         ---------         ---------

Partners' Capital (Deficit) at December 31, 2002 ........      $  (2,135)        $      --         $ (66,340)        $ (68,475)
                                                               =========         =========         =========         =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION

    We are a Delaware limited liability company that was formed on November 14, 2002 as EOTT Energy LLC ("EOTT LLC") in anticipation of assuming and continuing the business formerly directly owned by EOTT Energy Partners, L.P. (the "MLP"), which, as described below, filed for Chapter 11 reorganization with its wholly owned subsidiaries on October 8, 2002. We became the successor registrant to the MLP on March 1, 2003, upon the effective date of the Third Amended Joint Chapter 11 Plan of Reorganization, as supplemented ("Restructuring Plan"). Until EOTT LLC became the successor to the MLP's business, the MLP operated principally through four affiliated operating limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Pipeline Limited Partnership, and EOTT Energy Liquids L.P., each of which is a Delaware limited partnership. In 1999, EOTT Energy Finance Corp. was formed in connection with a debt offering to facilitate certain investors' ability to purchase our senior notes. In 2001, we formed EOTT Energy General Partner, L.L.C., which serves as the general partner for our four affiliated operating limited partnerships. Until our emergence from bankruptcy, EOTT Energy Corp. (the "General Partner"), a Delaware corporation and a wholly-owned subsidiary of Enron Corp. ("Enron"), served as the general partner of the MLP and owned an approximate 1.98% general partner interest in the MLP. The General Partner also filed for bankruptcy on October 21, 2002. Prior to March 1, 2003, based upon information provided by Enron, Enron beneficially owned approximately 37% of our total units outstanding because it retained voting power and shared investment power over the securities. Unless the context otherwise requires, the terms "we" and "EOTT" refer to EOTT Energy LLC and our four affiliated limited operating partnerships, EOTT Energy Finance Corp., and EOTT Energy General Partner, L.L.C. (the "Subsidiary Entities"), and for periods prior to our emergence from bankruptcy in March 2003, "we" and "EOTT" refer to EOTT Energy Partners, L.P. and its sole general partner EOTT Energy Corp., as well as the Subsidiary Entities.

BANKRUPTCY PROCEEDINGS AND RESTRUCTURING PLAN

    On October 8, 2002 (the "Petition Date"), the MLP and the Subsidiary Entities filed pre-negotiated voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "EOTT Bankruptcy"). The filing was made in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "EOTT Bankruptcy Court"). Additionally, the General Partner filed a voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court in order to join in the voluntary, pre-negotiated Restructuring Plan filed on October 8, 2002. On October 24, 2002, the EOTT Bankruptcy Court administratively consolidated, for distribution purposes, the General Partner's bankruptcy filing with the previously filed cases. We operated as debtors-in-possession under the Bankruptcy Code, which means we continued to remain in possession of our assets and properties and continued our day-to-day operations.

    The EOTT Bankruptcy Court confirmed our Restructuring Plan on February 18, 2003, and it became effective on March 1, 2003. The Restructuring Plan and related disclosure statement were filed with the SEC on December 17, 2002, as part of a Form 8-K/A filing concerning the filing of the Restructuring Plan with the EOTT Bankruptcy Court and supplemented as part of a Form 8-K filed on March 4, 2003, concerning the confirmation of the Restructuring Plan.

Restructuring Plan

    We entered into an agreement, dated October 7, 2002, with Enron, Standard Chartered Bank ("Standard Chartered"), Standard Chartered Trade Services Corporation ("SCTS"), Lehman Commercial Paper Inc. ("Lehman Commercial") and holders of approximately 66% of the outstanding principal amount of our senior notes (the "Restructuring Agreement"). Under this Restructuring Agreement, Enron, Standard Chartered,

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SCTS, Lehman Commercial and approximately 66% of our senior note holders agreed to vote in favor of the Restructuring Plan, and to refrain from taking actions not in support of the Restructuring Plan.

    The Restructuring Plan, however, was subject to the approval of the EOTT Bankruptcy Court, and the proposed settlement agreement with Enron, discussed further below, was subject to the additional approval of the United States Bankruptcy Court for the Southern District of New York (the "Enron Bankruptcy Court"), where Enron and certain of its affiliates filed for Chapter 11 bankruptcy protection. The EOTT Bankruptcy Court approved the settlement agreement with Enron on November 22, 2002, and the Enron Bankruptcy Court approved the settlement agreement on December 5, 2002. The major provisions of the Restructuring Plan, which became effective March 1, 2003, are as follows:

    o Enron has no further affiliation with us or the General Partner. The General Partner will be liquidated as soon as reasonably possible.

    o We consummated the settlement agreement with Enron, described further below.

    o EOTT was converted to a limited liability company structure and EOTT LLC became the successor registrant to the MLP. The MLP was merged into EOTT Energy Operating Limited Partnership. EOTT LLC manages the current operating limited partnerships.

    o We are now managed by a seven-member Board of Directors. One of the directors is the chief executive officer of EOTT LLC, and the remaining six directors were selected by the former senior noteholders who signed the Restructuring Agreement at the confirmation hearing for our Restructuring Plan.

    o We cancelled our outstanding $235 million of 11% senior unsecured notes. Our former senior unsecured noteholders and holders of allowed general unsecured claims will receive a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 limited liability company units of EOTT LLC representing 97% of the newly issued units. See further discussion in Note 6 and Note 8.

    o We cancelled the MLP's publicly traded common units, and the former holders of the MLP's common units received 369,520 limited liability company units of EOTT LLC representing 3% of newly issued units and 957,981 warrants to purchase an additional 7% of the new units. We cancelled the subordinated units and additional partnership interests. See Note 6.

    o We are authorized and intend to implement a management incentive plan for certain key employees and our directors. The incentive plan may reserve up to approximately 10% of EOTT LLC's authorized units for issuance to certain key employees and directors.

    o We will issue various notes for payment for certain classes of creditors in accordance with the Restructuring Plan.

    o We closed an exit credit facility with Standard Chartered, Lehman Brothers Inc. ("Lehman"), and other lenders on February 28, 2003. The Term Loan Agreement and Letter of Credit Agreement under this facility have a term of 18 months post-bankruptcy under substantially the same terms as the debtor in possession facilities discussed in Note 8, with the inclusion of financial covenants. The inventory repurchase and trade receivables financing arrangements with SCTS under this exit credit facility each have an initial term of 6 months. We have the option to extend these arrangements for an additional 12 months subject to the payment of extension fees in the amount of 1% per annum of the

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         maximum commitment under these arrangements and an increase in the interest rate of LIBOR plus 3% to LIBOR plus 7%. See further discussion in Note 8.

Basis of Presentation

    Generally, the Chapter 11 filing imposed an automatic stay on actions to enforce or otherwise effect payment of liabilities arising prior to the Petition Date. However, upon our motions as the debtors in the Chapter 11 filing, the EOTT Bankruptcy Court permitted us to pay or otherwise honor certain unsecured pre-petition claims, including employee salaries and benefits and customer claims in the normal course of business, subject to certain limitations. Under the applicable provisions of the Bankruptcy Code, debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to bankruptcy court approval. We reviewed all leases and executory contracts to determine whether to seek the assumption or rejection of such leases and contracts. Assumption of such leases and contracts will require us to cure existing defaults, and rejection of such leases or contracts could result in additional liabilities. As a result of the Chapter 11 filing, the outstanding principal of, and accrued interest on, our long-term debt became immediately due and payable.

    Financial statements for periods subsequent to the Chapter 11 filing are prepared in accordance with the American Institute of Certified Public Accountant's Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to SOP 90-7 income and expense items including professional fees and interest income associated with the Chapter 11 filing are recognized as incurred and reported as Reorganization Items in the Consolidated Statement of Operations. Also, interest expense of $5.9 million relating to our 11% Senior Notes was not accrued in the fourth quarter of 2002 because this interest was not an allowed claim under our Restructuring Plan. Certain liabilities which existed as of the Chapter 11 filing date are subject to compromise or other treatment under the Restructuring Plan. For financial reporting purposes, those liabilities and obligations have been segregated and classified as Liabilities Subject to Compromise on the Consolidated Balance Sheet.

    The following is a summary of reorganization items recorded during the fourth quarter of 2002, which were specifically related to the EOTT Bankruptcy and a summary of liabilities subject to compromise at December 31, 2002.


     Reorganization items (in thousands):

          Legal and professional fees                             $  7,103
          Adjustment to reflect allowed claim amount of
            Senior Notes (1)                                         5,072
          Enron settlement, net gain (Note 9)                      (45,539)
          Other                                                        517
                                                                  --------
          Total                                                   $(32,847)
                                                                  ========

     (1) Write-off of deferred financing costs to reflect the allowed claim amount for the $235 million principal amount of 11% Senior Notes.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Estimated liabilities subject to compromise at December 31, 2002 are as follows (in thousands):



11% Senior Notes                                                        $235,000
Interest payable - 11%  Senior Notes                                      13,481
Accounts payable and suspense payable                                     34,876
Allowed claims for environmental settlements and contingencies             7,970
Other                                                                      1,500
                                                                        --------
   Total                                                                $292,827
                                                                        ========

    The financial statements presented herein have been prepared on a "going concern" basis in accordance with generally accepted accounting principles. The "going concern" basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business.

    In connection with the confirmation of our Restructuring Plan, we will adopt fresh start reporting on March 1, 2003. In connection with the confirmation of our Restructuring Plan, the enterprise value of EOTT, inclusive of working capital was determined to be in the range of $365 million to $395 million. We have arranged for independent valuations to be performed to assist in the allocation of reorganization value (enterprise value before liabilities) as of March 1, 2003 to the assets and liabilities of EOTT in proportion to their relative fair value; however, these valuations have not been completed. The adoption of fresh start reporting will be reflected in EOTT's first quarter Form 10-Q filing for 2003. See Note 17 for an unaudited pro forma balance sheet as of December 31, 2002, assuming the Restructuring Plan was effective December 31, 2002.

    We are not a taxable entity for federal income tax purposes. As such, we do not directly pay federal income tax. Our taxable income or loss, which may vary substantially from the net income or net loss we report in our consolidated statement of operations, is includable in the federal income tax returns of our unitholders. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each unitholder's tax attributes in EOTT.

    The accompanying consolidated financial statements and related notes present the financial position as of December 31, 2002 and 2001 for the MLP, and the results of its operations, cash flows and changes in partners' capital for the years ended December 31, 2002, 2001 and 2000. For the years ended December 31, 2002, 2001 and 2000, traditional net income (loss) and comprehensive income
(loss) are the same.

    Certain reclassifications have been made to prior period amounts to conform with the current period presentation. See further discussion in Note 2.

    In August 2001, we reorganized the ownership of our three original operating partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Pipeline Limited Partnership and EOTT Energy Canada Limited Partnership, to make all of our operating partnerships 100% owned subsidiaries of the MLP. In the reorganization, EOTT Energy Corp. exchanged its 1% general partner interests in each of the three subsidiary partnerships for an additional 0.98% general partner interest in the MLP. The reorganization had no material impact on the MLP or its unitholders because the interests contributed to EOTT by the General Partner were at least equal in value to the additional 0.98% general partner interest in the MLP issued in consideration for the contribution based on the following: (1) since the formation of the MLP, the General Partner owned 1% general partner interests in each of the three operating limited partnerships and was entitled to 1% of all distributions of Available Cash from each operating limited partnership, (2) to date, distributions of Available

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cash have only been made from the MLP and one of the operating limited partnerships, and (3) prior to the reorganization, the General Partner received 1.99% of all distributions and post reorganization, the General Partner's distribution is 1.98%.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation. We own and operate our assets through our operating limited partnerships. The accompanying financial statements reflect the consolidated accounts of the MLP and the operating limited partnerships after elimination of intercompany transactions.

    Nature of Operations. Through our affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Pipeline Limited Partnership, and EOTT Energy Liquids, L.P., we are engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and refined petroleum products, natural gas liquids ("NGLs") and related activities. We are also engaged in the operation of a hydrocarbon processing plant (the "Morgan's Point Facility") and a natural gas liquids storage facility (the "Mont Belvieu Facility"). Our principal business segments are North American Crude Oil - East of Rockies crude oil gathering and marketing operations, Pipeline Operations, Liquids Operations, and West Coast Operations.

    Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash Equivalents. We record as cash equivalents all highly liquid short-term investments having original maturities of three months or less.

    Inventories. Inventories are summarized as follows (in thousands):


                                                                          December 31,
                                                                     ----------------------
                                                                       2002           2001
                                                                     -------        -------
Crude oil .......................................................    $16,168        $76,207
Refined products ................................................         --          3,903
Natural gas liquids (includes finished product and feedstock) ...     12,368          4,287
Materials and supplies ..........................................      5,018          5,288
                                                                     -------        -------
Total ...........................................................    $33,554        $89,685
                                                                     =======        =======


    Prior to the rescission of Emerging Issues Task Force ("EITF") Issue 98-10, discussed further in Note 2, crude oil and refined products inventories used in our trading and marketing operations were valued at fair value. As a result of the rescission of EITF Issue 98-10, all inventory purchased after October 25, 2002 has been valued at average cost. Crude oil inventory in our Pipeline Operations, and natural gas liquids inventory for all periods presented are valued at average cost. Materials and supplies, which consist of spare parts used at our Morgan's Point Facility, are also valued at average cost.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Property, Plant and Equipment ("PP&E"). The components of PP&E, at cost, are as follows (in thousands):


                                                                          December 31,
                                                                   ------------------------
                                                                     2002            2001
                                                                   --------        --------
Operating PP&E, including pipelines, storage tanks, etc ........   $494,849        $504,010
Liquids storage facility (Mont Belvieu Facility) ...............     13,786          46,523
Office PP&E, including furniture and fixtures ..................     44,447          43,701
Hydrocarbon processing facility (Morgan's Point Facility)            13,845          34,546
Tractors and trailers ..........................................     11,694          10,878
Buildings and leasehold improvements ...........................     10,918           9,093
Land ...........................................................      9,386           8,242
                                                                   --------        --------
  Total PP&E, at cost ..........................................   $598,925        $656,993
                                                                   ========        ========

    Normal maintenance and repairs are charged to expense as incurred while significant improvements which extend the life of the asset are capitalized. Upon retirement or sale of an asset, the asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the results of operations.

    Costs incurred in connection with planned major maintenance activities at our Morgan's Point Facility (turnaround costs) are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. These costs include repairing, restoring or replacing processing equipment. Turnaround activities are anticipated to occur every four years, with the most recent turnaround having been completed during the first quarter of 2002.

    Impairment of Assets. We evaluate impairment of our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and would recognize an impairment when estimated undiscounted future cash flows associated with an asset or group of assets are less than the asset carrying amount. Long-lived assets are subject to factors which could affect future cash flows. These factors include competition, regulation, environmental matters, consolidation in the industry, refinery demand for specific grades of crude oil, area market price structures and continued developmental drilling in certain areas of the United States. We continuously monitor these factors and pursue alternative strategies to maintain or enhance cash flows associated with these assets; however, no assurances can be given that we can mitigate the effects, if any, on future cash flows related to any changes in these factors. See Note 7 for further discussion of asset impairments.

    Depreciation. Depreciation is provided by applying the straight-line method to the cost basis of property, plant, and equipment, less estimated salvage value, over the estimated useful lives of the assets. Asset lives are 15 to 20 years for barging, terminaling, gathering and pipeline facilities, 5 to 10 years for transportation equipment, 20 to 25 years for the Morgan's Point Facility and the Mont Belvieu Facility and 3 to 20 years for other buildings and equipment.

    Amortization of Goodwill. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires entities to discontinue the amortization of goodwill, allocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair value-based analysis on the goodwill in each reporting segment. Goodwill is to be tested for impairment annually or more frequently if circumstances indicate a possible impairment. In

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002, no impairment of goodwill was required. Goodwill has been allocated to the North-American Crude Oil-East of Rockies segment.

    The following reconciliation shows the effect of goodwill amortization in prior periods as follows (in thousands, except per unit amounts):


                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                      2001               2000
                                                   ----------         ----------
                                                                      (UNAUDITED)
   Reported net income (loss)                      $  (15,233)        $   13,833
   Add back: Goodwill amortization                      2,609              1,055
                                                   ----------         ----------
   Adjusted net income (loss)                      $  (12,624)        $   14,888
                                                   ==========         ==========

Diluted earnings (loss) per unit:
   Reported net income (loss)                      $    (0.54)        $     0.49
   Goodwill amortization                                 0.09               0.04
                                                   ----------         ----------
   Adjusted net income (loss)                      $    (0.45)        $     0.53
                                                   ==========         ==========

    Pipeline Linefill. Pipeline linefill, which consists of minimum operating requirements, is recorded at cost. Total minimum operating linefill requirements held in third party pipelines and our pipelines at December 31, 2002 and 2001 were 2.9 million barrels at a cost of $50.2 million and 3.2 million barrels at a cost of $52.9 million, respectively. Minimum linefill requirements in third party pipelines at December 31, 2002 and 2001 were valued at $8.8 million and $13.6 million, respectively, and classified as Other Current Assets on the balance sheet. Minimum linefill requirements held in our pipelines at December 31, 2002 and 2001, were valued at $41.4 million and $39.3 million, respectively, and classified as Property, Plant and Equipment on the balance sheet.

    Energy Trading and Derivative Activities.

    At January 1, 1999, we adopted EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue 98-10 required energy trading contracts (as defined) to be recorded at fair value in the balance sheet with changes in fair value included in earnings.

    Effective January 1, 2001, we began reporting derivative activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We have not designated any derivatives as hedging instruments. Under SFAS No. 133, we are required to "mark-to-fair value" all of our derivative instruments at the end of each reporting period. This contrasts with previous accounting principles which generally only required our transactions designated as energy trading activities to be marked-to-fair value. At the date of the initial adoption of SFAS 133, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives was recorded as the cumulative effect of a change in accounting principle. The cumulative effect of adopting SFAS No. 133 effective January 1, 2001 was a $1.3 million ($0.05 per diluted unit) increase in income.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Changes in the market value of transactions designated as energy trading activities in accordance with EITF Issue 98-10, and derivative instruments accounted for under SFAS No. 133, are recorded in revenues every period as unrealized gains or losses. The related price risk management assets and liabilities are recorded in other current or non-current assets and liabilities, as applicable, on the balance sheet. The fair value of transactions designated as energy-trading activities is determined primarily based on forward prices of the commodity, adjusted for certain transaction costs associated with the transactions. For the year ended December 31, 2002, we had net unrealized gains of $1.8 million, and for the years ended December 31, 2001 and 2000 we had net unrealized losses of $2.5 million (which includes $2.6 million of income related to the changes in fair value of inventory), and $3.6 million, respectively.

    In October 2002, the EITF reached a consensus in EITF Issue 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The EITF reached a consensus to rescind Issue 98-10, and related interpretive guidance, and preclude mark to market accounting for energy trading contracts that are not derivative instruments pursuant to SFAS 133. The consensus requires that gains and losses (realized and unrealized) on all derivative instruments held for trading purposes be shown net in the income statement, whether or not the instrument is settled physically. The consensus to rescind Issue 98-10 eliminated EOTT's basis for recognizing physical inventories at fair value. With the rescission of Issue 98-10, inventories purchased after October 25, 2002, have been valued at average cost. See further discussion in Note 14.

    Revenue Recognition. Prior to the rescission of EITF Issue 98-10, substantially all of our current gathering, marketing and trading activities were accounted for on a fair value basis with changes in fair value included in earnings. Qualifying derivative instruments are accounted for pursuant to SFAS No. 133 with the remaining energy trading activities accounted for pursuant to EITF Issue 98-10. We recognize revenue on the accrual method, for non-energy trading activities and non-derivative instruments, based on the right to receive payment for goods and services delivered to third parties.

    Certain estimates were made in determining the fair value of contracts. We have determined these estimates using available market data and valuation methodologies. Judgment is required in interpreting market data, and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

    Consistent with standard crude oil industry practice, we utilize "buy/sell" contracts to facilitate our delivery obligations and to limit our overall risk. We utilize buy/sell contracts to price the relative values of crude oil that we seek to exchange between locations. The economic objective is to exchange one barrel of crude oil for another barrel of crude oil that has a different attribute such as, but not limited to, quality, location or delivery period. The primary objective of pricing both sides of a buy/sell contract at prices reflective of the crude oil's relative values is to allow for volume variances which occur between the estimated scheduled volumes and actual deliveries. If all volumes on these crude oil purchase contracts were exactly as forecast each month, such contracts could be handled by exchange contracts, with simply a location and quality differential. However, volumes are frequently (almost always in the case of lease production) different than scheduled. Both parties to the transaction are protected against volume variances by using the current month's market price for each grade, location or delivery period associated with the different barrels of crude oil.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The following amounts have been recorded in Operating Revenue on the Consolidated Income Statement for buy/sell contracts (in millions):


                                                    YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                               2002          2001          2000
                                              ------        ------      ----------
                                                                        (Unaudited)
Gross Revenues.............................   $2,568        $5,075        $6,904
Purchase Costs.............................    2,474         5,013         6,876
                                              ------        ------        ------
Net operating revenue......................   $   94        $   62        $   28
                                              ======        ======        ======

    Operating Revenues. In connection with adopting EITF Issue 02-03, revenues and cost of sales related to our crude oil and refined product marketing and trading activities have been presented on a net basis and we have reclassified previously reported amounts. Gross revenues and purchase costs that have been netted are as follows (in thousands):


                                                          YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------
                                             2002               2001               2000
                                          -----------        -----------        -----------
                                                                                (Unaudited)
  Gross revenue........................   $ 4,580,957        $ 8,484,921        $11,527,793
  Purchase costs reclassified..........     4,425,351          8,242,299         11,256,547
                                          -----------        -----------        -----------

  Operating revenues for marketing
     and trading operations, net.......       155,606            242,622            271,246

  Gross revenue from other
     operations........................       270,019            124,051             86,212
                                          -----------        -----------        -----------
  Operating revenue....................   $   425,625        $   366,673        $   357,458
                                          ===========        ===========        ===========

    Cost of Sales and Operating Expenses. Cost of sales includes the cost of product such as crude oil, refined products, natural gas, natural gas liquids, and feedstocks for the Morgan's Point Facility and associated transportation costs. Operating expenses consist of plant, field and pipeline expenses, including payroll and benefits, utilities, telecommunications, fuel and power, environmental expenses and property taxes.

    Other (Income) Expense. The components of other (income) expense are as follows (in thousands):


                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                      2002            2001            2000
                                                     -------         -------         -------
                                                                                   (Unaudited)
(Gain) loss on disposal of fixed assets .....        $   984         $   229         $  (799)
Litigation settlements and provisions .......          7,970             528              89
Gain on sale of NYMEX seats .................         (1,297)             --              --
Other .......................................         (1,156)           (547)            428
                                                     -------         -------         -------
    Total ...................................        $ 6,501         $   210         $  (282)
                                                     =======         =======         =======

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Other, Net. The components of other, net, are as follows (in thousands):


                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                            2002           2001            2000
                                                          -------         -------       ----------
                                                                                        (Unaudited)
Gain (loss) on foreign currency transactions .....        $   (44)        $  (341)        $  (366)
Discount fees on sale of receivables .............             --            (176)         (2,260)
                                                          -------         -------         -------
    Total ........................................        $   (44)        $  (517)        $(2,626)
                                                          =======         =======         =======

    SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Restatement of FASB Statement No. 125" was effective March 31, 2001. Under SFAS No. 140, transfers of accounts receivable under our receivables agreement, discussed further in Note 8, are accounted for as financings. Previously, these transfers were accounted for as sales in accordance with the provisions of SFAS No. 125. Under SFAS No. 125, the transferred receivables were removed from the balance sheet and costs associated with the transfers were included in "Other, net" on the income statement. Under SFAS No. 140, the transferred receivables and the related receivable financing remain on the balance sheet and costs associated with the transfers are classified as "Interest Expense and Related Charges" on the Consolidated Income Statement.

    Foreign Currency Transactions. Canadian operations represent all of our foreign activities. The U.S. dollar is the functional currency. Foreign currency transactions are initially translated into U.S. dollars. The resulting gains and losses are included in the determination of net income (loss) in the period in which the exchange rate changes.

    Environmental. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Estimated liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability and insurance recovery, if any, are based upon currently available facts, existing technology and presently enacted laws and regulations.

    Unit Based Compensation Plans. We accounted for unit-based compensation using the intrinsic value recognition previsions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. If we had elected to recognize compensation cost based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", net income (loss) and net income (loss) per unit would be unchanged for 2002 and 2001 and pro forma net income in 2000 was $14.2 million compared to actual net income of $13.8 million.

3.  PRIOR YEAR UNAUDITED FINANCIAL INFORMATION

    In connection with a proxy filing submitted to the Securities and Exchange Commission ("SEC") in the fall of 2001 concerning our planned recapitalization, which was subsequently terminated due to the Enron bankruptcy, the SEC has been reviewing our 1934 Act filings. We have received a series of comments from the SEC to which we either have responded or are in the process of responding. In response to the SEC's comments regarding unauthorized trading activities, disclosed in our previous SEC filings, we restated prior year financial results in connection with our 2001 Form 10-K to reflect the fair value impact of these transactions over the periods during which the contracts were outstanding. The restatement resulted in a decrease in net income for the year 1998 of $1.0 million ($0.05 per diluted unit) and a corresponding increase

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in net income for the year 1999 of $1.0 million ($0.04 per diluted unit). The effect of the restatement in 2000 only related to the quarterly periods.

    On February 5, 2002, Arthur Andersen LLP ("Andersen") withdrew as our independent accountants. We were informed that Andersen's withdrawal related to Andersen's professional standard concerns, including auditor independence issues, related to events involving Enron. The restatement of our financial statements for the years 1998 and 1999, and the quarterly periods in 1999 and 2000, requires the issuance of a new audit opinion covering the years 1999 and 2000. PricewaterhouseCoopers LLP ("PwC"), our current independent accountants, has verbally agreed to perform re-audits of our financial statements for the years 1999 and 2000. In connection with our Restructuring Plan, a new Board of Directors and Audit Committee have been formed; however, the new Board of Directors and Audit Committee have not yet completed their review of this matter or formally engaged PwC to conduct the re-audits. Because the re-audits have not been performed, we are filing unaudited financial statements for the year 2000 with this Annual Report.

4.  CHANGE IN ACCOUNTING PRINCIPLE

    In the first quarter of 2001, we changed our method of accounting for inventories used in our energy trading activities from the average cost method to the fair value method. The cumulative effect of the change in accounting for inventories as of January 1, 2001 was $0.2 million ($0.01 per diluted unit) and is reported as a decrease in net income for 2001. The change in accounting for inventories increased reported net income in 2001 by approximately $2.6 million. See Note 2 for information regarding the rescission of EITF Issue 98-10 and the related impact on valuing inventory.

5.  ACQUISITION AND DISPOSITIONS OF ASSETS

    Acquisition of Liquids Operations

    Assets Acquired/Long-Term Contracts. Effective June 30, 2001, we purchased certain liquids processing, storage and transportation assets located in the Texas Gulf Coast region. We paid $117 million in cash to Enron and State Street Bank and Trust Company of Connecticut, National Association, Trustee (the "Trustee"). The assets held by the Trustee were held under a lease financing arrangement with Enron. Immediately prior to the acquisition, all of the assets were operated by EGP Fuels Company, a Delaware corporation and wholly-owned subsidiary of Enron ("EGP Fuels").

    This acquisition included (i) the Morgan's Point Facility, located in Morgan's Point, Texas, which processes approximately 16,000 barrels per day and is currently being used for the production of isobutylene and methyl tertiary butyl ether ("MTBE"), (ii) the Mont Belvieu Facility, a natural gas liquids storage facility, located in Mont Belvieu, Texas, that consists of ten active storage wells with a total capacity of approximately ten million barrels, (iii) a liquids pipeline grid system used for the transportation of natural gas liquids and other products to and from the Mont Belvieu Facility and the Morgan's Point Facility and other distribution points and (iv) loading, unloading and transportation facilities that are associated with the foregoing (collectively, the "Assets").

    We acquired the Assets pursuant to the terms of a purchase and sale agreement between the Partnership and Enron (the "Agreement"). The Agreement contained representations and warranties of the parties and certain indemnity agreements.

    Concurrently with the acquisition of the Assets described above, we entered into a ten-year tolling agreement for the conversion of feedstocks into products, on a take-or-pay basis ("Toll Conversion Agreement"), and a ten-year storage and transportation agreement for the use of a significant portion of the

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mont Belvieu Facility and pipeline grid system, on a take-or-pay basis ("Storage Agreement"). Both agreements were with Enron Gas Liquids, Inc. ("EGLI"), a wholly-owned subsidiary of Enron, which is now in bankruptcy. Under these agreements EGLI retained all existing third party commodity, transportation and storage contracts associated with these facilities. These agreements were the principle basis for determining the desirability of the transaction and the purchase price of the Assets.

    The purchase price of $117 million was based upon the estimated value of the Assets and the associated long-term contracts. Allocation of the purchase price to the acquired Assets in accordance with Accounting Principles Board Opinion No. 16 resulted in an increase in property, plant and equipment and materials and supplies of approximately $82 million and $5 million respectively. See discussion of impairments in Note 7. Approximately $30 million of the purchase price was allocated to the long-term contracts (see further discussion regarding impairment of the contract value in Note 7). We financed the purchase price through short-term borrowings from SCTS available under inventory and receivable financing facilities.

    As more fully explained in Note 10, on December 3, 2001, EGLI was included in Enron's bankruptcy filing. Due to the non-performance by EGLI under the Toll Conversion Agreement in late November 2001, we began to operate the Morgan's Point Facility as a merchant operation in the spot market. We were unable to enter into third party spot or term contracts until the Storage Agreement was rejected by EGLI.

    On April 2, 2002, the Bankruptcy Court entered a stipulation and agreed order rejecting the Toll Conversion and Storage Agreements (the "Stipulation"), which order became final and non-appealable on April 12, 2002. Rejection of the Storage Agreement with EGLI resulted in the loss of the buyer of the fixed throughput and storage capacity at the Mont Belvieu Facility. However, the rejection allowed us to directly seek new customers and pursue long-term contracts for the Mont Belvieu Facility to replace the long-term and continuous stream of revenue we expected under the Storage Agreement with EGLI. Although we expect to use some of our storage capacity in our operations and marketing activities related to the Morgan's Point Facility, we expect to market the majority of the storage capacity to third parties, preferably those with a presence in Mont Belvieu, Texas. We are currently in the process of building our customer base and have recaptured approximately 50% of historically normal storage and throughput levels.

    As a result of the rejection of the Toll Conversion Agreement, our operation of the Morgan's Point Facility has been converted to a merchant operation, which means that we take title to feedstocks and sell products directly to third parties, as opposed to providing tolling services to EGLI. This means that we bear the risk of physical loss associated with storing these feedstocks and products. We are also subject to a significant increase in commodity price risk for feedstocks and marketing and commodity price risk associated with owning and selling MTBE and other end products, which may vary based on factors beyond our control. We are continuing to operate the assets and are examining long-term options for their operation which could include sales of these facilities. See discussion of impairments in Note 7.

Disposition

    Effective June 1, 2002, we sold our West Coast refined products marketing operations to Trammo Petroleum Inc. The sales price was not significant.

    Effective June 30, 2001, we sold our West Coast crude oil gathering and blending operations to Pacific Marketing and Transportation LLC ("Pacific") for $14.3 million. We could be required to repay up to $1.5 million of the sale price, subject to a two-year look-back provision regarding average operating results during the period July 1, 2001 through June 30, 2003. Such amount is reflected in Liabilities Subject to Compromise and Other Long-Term Liabilities, respectively, in the Consolidated Balance Sheet at December

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2002 and 2001. In addition, we also provided customary indemnifications to Pacific with a maximum aggregate exposure of $3.7 million, whose terms expire between June 2002 through June 2006.

6.  EARNINGS PER UNIT

    Basic earnings per unit includes the weighted average impact of outstanding units of EOTT (i.e., it excludes unit equivalents). Diluted earnings per unit considers the impact of all potentially dilutive securities (including the conversion of subordinated units into common units). As previously discussed, under the Restructuring Plan, the common and subordinated units were cancelled. Holders of common units received 369,520 EOTT LLC units and 957,981 warrants to purchase additional EOTT LLC units. Holders of the MLP's former 11% senior notes due 2009 and general unsecured creditors with allowed claims will receive their pro rata allocation of 11,947,820 EOTT LLC units. The allocation of the 11,947,820 units cannot be determined until the precise amount of each allowed claim is determined. This process is underway in the EOTT Bankruptcy Court as part of our Restructuring Plan and is expected to be completed no sooner than August 2003.

    Net income (loss) shown in the table below excludes the approximate two percent interest of the General Partner. Earnings (loss) per unit are calculated as follows (in thousands, except per unit amounts):


                                   2002                                    2001                            2000 (Unaudited)
                    -----------------------=---------      -----------------------------------     ------------------------------
                                   Wtd.                                    Wtd.                      Wtd.
                       Net       Average       Per           Net         Average        Per          Net       Average     Per
                     (Loss)       Units        Unit         (Loss)        Units         Unit        Income      Units      Unit
                    --------     -------     --------      --------      -------      --------     --------    -------   --------
Basic:(1)
   Common           $   (201)     18,476     $  (0.01)     $(10,042)      18,476      $  (0.54)    $  9,116     18,476   $   0.49
   Subordinated     $(29,155)      9,000     $  (3.24)     $ (4,892)       9,000      $  (0.54)    $  4,441      9,000   $   0.49
Diluted(2)          $(29,356)     27,476     $  (1.07)     $(14,934)      27,476      $  (0.54)    $ 13,557     27,476   $   0.49

    (1) Net income (loss), excluding the approximate two percent General Partner interest, has been apportioned to each class of unitholder based on the ownership of total units outstanding in accordance with the Partnership Agreement. Net losses are not allocated to the common and subordinated unitholders to the extent that such allocations would cause a deficit capital account balance or increase any existing deficit capital account balance. Any remaining losses are allocated to the General Partner.

    (2) The diluted earnings (loss) per unit calculation assumes the conversion of subordinated units into common units. The disproportionate income
         (loss) allocation between the unitholders has no effect on the diluted computation.

    Net income and per unit information related to the net income before cumulative effect of accounting changes for the year ended December 31, 2001 is as follows:


                                                                NET INCOME
                                               ------------------------------------------
                                                         Basic
                                               ---------------------------
                                                Common        Subordinated       Diluted
                                               --------       ------------       --------
Net Loss Before Cumulative Effect ..........   $(10,749)        $ (5,236)        $(15,985)
Cumulative Effect of Accounting Changes
   Adoption of SFAS No. 133 ................        833              405            1,238
   Change in Inventory Valuation Method ....       (126)             (61)            (187)
                                               --------         --------         --------
Net Loss ...................................   $(10,042)        $ (4,892)        $(14,934)
                                               ========         ========         ========

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   PER UNIT
                                                     ----------------------------------
                                                            Basic
                                                     ------------------------
                                                     Common      Subordinated   Diluted
                                                     ------      ------------   ------
Net Loss Before Cumulative Effect ...........        $(0.58)       $(0.58)       $(0.58)
Cumulative Effect of Accounting Changes
   Adoption of SFAS No. 133 .................          0.05          0.05          0.05
   Change in Inventory Valuation Method .....         (0.01)        (0.01)        (0.01)
                                                     ------        ------        ------
Net Loss ....................................        $(0.54)       $(0.54)       $(0.54)
                                                     ======        ======        ======

7.   ASSET IMPAIRMENT AND OTHER

    In connection with the development of our exit strategy from bankruptcy, the Morgan's Point Facility, Mont Belvieu Facility and natural gas liquids assets on the West Coast were identified as non-strategic assets. As a result, we are evaluating our options with regard to these assets which could include continued operation of these assets, sale to a third party, modification of certain assets to produce alternative products or a potential shutdown at some point in the future. At December 31, 2002, we have written down these assets to their estimated fair values determined based upon their expected discounted cash flows. The following is a summary of the impairments recorded (in millions):


                  Morgan's Point Facility                      $20.2
                  Mont Belvieu Facility                         33.0
                  Natural Gas Liquids assets                    22.9
                                                               -----
                                                               $76.1
                                                               =====

    During the second quarter of 2002, we recorded a $1.2 million impairment of a marine facility. The marine facility provided transportation services to a single customer under a contract that expired in June 2002.

    As previously discussed, concurrently with the purchase of the liquids assets, we entered into the Toll Conversion and Storage Agreements with EGLI. Subsequently, in December 2001, EGLI was included in Enron's bankruptcy filing, and in April 2002, the Bankruptcy Court entered a stipulation and agreed order rejecting the two agreements. As a result of EGLI's non-performance under the contracts, we recorded a $29.1 million impairment in the fourth quarter of 2001 representing our total remaining investment in the contracts. See Note 10 for further discussion of the impact of Enron's bankruptcy on EOTT.

    During 2000, we filed an insurance claim to recover the losses related to the theft of NGL product and received $2.5 million. In addition, we recorded additional charges of $1.9 million primarily related to severance charges for a former officer and the closing of the remaining contract for mid-continent NGL activities.

8.   CREDIT RESOURCES AND LIQUIDITY

Summary of Pre-Bankruptcy Financing

    Until December 31, 2001, we had an unsecured credit facility with Enron to provide credit support in the form of guarantees, letters of credit and working capital loans through December 31, 2001. The total amount of the Enron facility was $1.0 billion, and it contained sublimits of $100 million for working capital loans and $900 million for guarantees and letters of credit. Letter of credit fees were based on actual charges by the banks which range from .20% to .375% per annum. Interest on outstanding loans was charged at LIBOR plus 250 basis points per annum.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    On November 30, 2001, we entered into an interim credit facility with Standard Chartered, our primary lender, for the purpose of replacing our existing credit facility with Enron. This interim facility provided for the issuance through March 2002 of up to $150 million of letters of credit. On December 21, 2001, we increased this interim credit facility to $300 million, which included a $40 million limit for working capital loans, and the facility was extended to April 30, 2002.

    Additionally, we had an agreement with SCTS, which provided for the financing of purchases of crude oil inventory up to an aggregate amount of $100 million utilizing forward commodity repurchase agreements. We also had an agreement with SCTS which provided for the transfer of up to an aggregate amount of $100 million of certain trade receivables outstanding at any one time. These transactions do not qualify as sales under SFAS No. 140 and therefore are accounted for as financings.

    Effective April 23, 2002, we amended and extended our credit facility with Standard Chartered as well as our inventory repurchase agreement and trade receivables agreement with SCTS to February 2003. These facilities provided up to an aggregate of $500 million of working capital loans, letters of credit, trade receivables financing and inventory commodity repurchase funding comprised of the following:

    (i) up to $300 million of letter of credit and working capital financing with a working capital loan sublimit of $40 million;

    (ii) up to $100 million of receivables financing under a trade receivables financing agreement with SCTS; and

    (iii) up to $100 million of commodity repurchase financing under an inventory repurchase agreement with SCTS.

    We paid an arrangement fee of 2% of these amended credit facilities. The amended inventory repurchase and trade receivables agreements bore interest at LIBOR plus 3%. Following our Chapter 11 filing, these facilities were replaced by our Debtor In Possession financing arrangements discussed below.

    At June 30, 2002, and September 30, 2002, we were in violation of the negative covenants under our financing arrangements relating to consolidated net income, consolidated earnings before interest, taxes and depreciation and consolidated net worth. The violation of these covenants was principally due to the lower operating income associated with our crude marketing and transportation business, lower operating income from the Morgan's Point Facility and higher corporate costs. On August 13, 2002, Standard Chartered agreed to a limited forbearance until September 16, 2002, which allowed time for us to discuss with Standard Chartered possible modifications of the credit facility. On August 27, 2002 Standard Chartered agreed to extend the limited forbearance until October 30, 2002.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Debtor in Possession ("DIP") Financing

    On October 18, 2002, we entered into agreements with Standard Chartered, SCTS and other lending institutions for $575 million in DIP financing facilities. The DIP facilities provided (i) $400 million of working capital facilities, which included up to $325 million for letters of credit and $75 million of term loans, and (ii) $175 million of inventory repurchase/accounts receivable financing. The credit facilities were secured by a first-priority lien on all or substantially all of our real and personal property. As of December 31, 2002, we had outstanding approximately $274.0 million of letters of credit, $75 million of term loans, $125 million of inventory repurchase/accounts receivable financing and cash and short-term investments of approximately $16 million. The DIP financing facilities contained certain restrictive covenants that, among other things, limited distributions, other debt, and certain asset sales. The DIP financing facilities had a maturity date of the earlier of March 31, 2003 or the date we emerged from bankruptcy. The major terms of the DIP financing facilities were as follows:

    DIP Letter of Credit Facility

    On October 18, 2002, we entered into an agreement as debtors-in-possession and guarantors with Standard Chartered, which provided a letter of credit facility not to exceed at any one time outstanding $325 million ("DIP Letter of Credit Facility").

    The DIP Letter of Credit Facility was subject to defined borrowing base limitations. The borrowing base was the sum of (i) cash equivalents, specified percentages of eligible receivables, deliveries, fixed assets, inventory, margin deposits and undrawn product purchase letters of credit, minus (as of the date of determination) (ii) first purchase crude payables, other priority claims, aggregate net amounts payable by the borrowers under all hedging contracts and certain eligible receivables arising from future crude oil obligations, minus
(iii) the principal amount of loans outstanding and any accrued and unpaid fees and expenses under the Term Loans, minus (iv) all outstanding amounts under the Amended and Restated Commodities Repurchase Agreement and the Amended and Restated Receivables Purchase Agreement, both dated as of October 18, 2002 ("SCTS Purchase Agreements").

    Under the DIP Letter of Credit Facility, letter of credit fees ranged from 2.25% to 2.75% per annum. The commitment fee was 0.5% per annum of the unused portion of the DIP Letter of Credit Facility. Additionally, we agreed to a fronting fee, which was the greater of 0.25% per annum times the face amount of the letter of credit or $250. The arrangement fee was 1% per annum times the average daily maximum facility amount, as defined in the DIP Letter of Credit Facility. Additionally, distributions to unitholders were not permitted by us under either the Term Loan Agreement or the DIP Letter of Credit Facility.

    DIP Term Loan Agreement

    We entered into an agreement as debtors-in-possession and guarantors on October 18, 2002 with Lehman Brothers Inc. ("Lehman"), as Term Lender Agent, and other lenders (collectively, "Term Lenders"), which provided term loans in the aggregate amount of $75 million (the "Term Loans"). Pursuant to the conditions of the Term Loans, the Term Lenders made a single advance to the borrowers on October 18, 2002.

    The financing included two term notes. The Tier-A Term Note was for $50 million with a 9% per annum interest rate. The Tier-B Term Note was for $25 million with a 10% per annum interest rate. Interest was payable monthly on both notes. The arrangement fee was $100,000, which was to be reduced by the amounts received by Lehman pursuant to the letter agreement dated September 30, 2002 between Lehman and EOTT Energy Operating Limited Partnership. We paid Lehman, on behalf of each Term Lender, a facility fee in the aggregate amount of $750,000. We agreed to pay a deferred financing fee in the aggregate amount of $2

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


million on, at our option, either (i) the closing date of the Term Loans, or,
(ii) the earlier to occur of the maturity date and the date the Term Loans were paid in full. The deferred financing fee would be reduced to $1 million if we prepaid the Term Loans and we were not in default.

    SCTS Purchase Agreements

    We also had an agreement with SCTS similar to our pre-bankruptcy inventory repurchase agreement, which provided for the financing of purchases of crude oil inventory utilizing a forward commodity repurchase agreement ("DIP Inventory Repurchase Agreement"). The maximum commitment under the Amended Inventory Repurchase Agreement was $75 million and the interest rate was LIBOR plus 3%. The facility fee was 1% per annum times the average daily maximum facility amount, as defined in the DIP Inventory Repurchase Agreement.

    In addition, we also had an agreement with SCTS similar to our pre-bankruptcy trade receivables agreement, which provided for the financing of up to an aggregate amount of $100 million of certain trade receivables ("DIP Trade Receivables Agreement") outstanding at any one time. The discount fee was LIBOR plus 3% and the facility fee was 1% per annum times the average daily maximum facility amount, as defined in the DIP Trade Receivables Agreement.

    Intercreditor and Security Agreement

    In connection with the DIP Letter of Credit Facility, the Term Loans and the SCTS Purchase Agreements, we entered into the Intercreditor and Security Agreement ("Intercreditor Agreement"), dated as of October 18, 2002, with Standard Chartered, Lehman, SCTS and various other secured parties ("Secured Parties") in order to provide for rights and distribution of the proceeds of the collateral with respect to each Secured Party. Prior to a triggering event under the Intercreditor Agreement, funds in our debt service payment account will be paid in the manner and order of priority provided for in the agreement.

    In addition, to the extent that drawings are made on any letters of credit, Standard Chartered, as collateral agent, may distribute funds from our debt service payment account to itself (as letter of credit issuer agent on behalf of the letter of credit issuer) as needed to allow the debtors to reimburse Standard Chartered, as letter of credit issuer, for such drawings.

Summary of Exit Credit Facilities

    On February 11, 2003, we entered into our exit credit facilities with the same lenders and under substantially the same terms as set forth above in the DIP financing facilities. These new facilities were closed on February 28, 2003 and $2.9 million of facility and extension fees were paid in connection with these new facilities.

    The new Term Loan Agreement and Letter of Credit Facilities mature on the earlier of eighteen calendar months from the closing date or August 30, 2004. The STSC Purchase Agreements were extended for six months to August 30, 2003, which we have the option to extend for an additional twelve months. The extension fee is $750,000 under the Inventory Repurchase Agreement and $1 million under the Trade Receivables Agreement. In addition, if we elect to extend these agreements, the interest rate under the Inventory Repurchase Agreement and the discount fee under the Receivables Agreement will increase to LIBOR plus 7%.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The new Letter of Credit Agreement also included the following monthly covenants:

    o    Minimum Earnings Before Interest, Depreciation and Amortization
         ("EBIDA");

    o    Minimum Interest coverage (EBIDA/cash interest expense);

    o Minimum Current ratio (adjusted current assets/adjusted current liabilities);

    o    Minimum adjusted consolidated tangible net worth.

Additionally, the exit credit facilities restricts the payment of distributions or dividends by us.

Senior Notes

    On October 1, 1999, we issued to the public $235 million of 11% senior notes. The senior notes were due October 1, 2009, and interest was paid semiannually on April 1 and October 1. The senior notes were fully and unconditionally guaranteed by all of our operating limited partnerships but were otherwise unsecured. On October 1, 2002, we did not make the interest payment of $12.9 million on our $235 million 11% senior notes. These notes were cancelled effective March 1, 2003 as a result of our Restructuring Plan and the holders of these notes, along with our general unsecured creditors with allowed claims, will receive a pro rata share of $104 million of 9% senior unsecured notes, plus new EOTT LLC units.

    The following is a summary of our long-term debt maturities at December 31, 2002 (in millions):

                                                                                                            After
                                                                                                            -----
                                       2003          2004          2005          2006          2007          2007          Total
                                      ------        ------        ------        ------        ------        ------        ------
Senior Notes - 11%                    $   --        $   --        $   --        $   --        $   --        $235.0        $235.0
Enron Note (Note 9)                      1.0           1.0           4.2            --            --            --           6.2
Big Warrior Note (Note 12)               0.2           0.3           0.4           0.4           1.4            --           2.7
                                      ------        ------        ------        ------        ------        ------        ------
                                      $  1.2        $  1.3        $  4.6        $  0.4        $  1.4        $235.0        $243.9
                                      ======        ======        ======        ======        ======        ======        ======

EOTT LLC Senior Notes 2010

    In 2003, we issued $104 million of 9% senior unsecured notes to be allocated to former holders of the 11% senior notes described above and our general unsecured creditors with allowed claims. However, the exact pro rata allocation of the senior notes cannot be determined until the precise amount of each allowed claim is determined. This process is underway in the EOTT Bankruptcy Court as part of our Restructuring Plan and is expected to be completed no sooner than August 2003. The senior notes are due in March 2010, and interest will be paid semiannually on September 1 and March 1. Under the terms of the indenture governing our senior notes, we are allowed to pay interest payments in kind by issuing additional senior notes on the first two interest payment dates. If we make payments in kind, we must make the payments as if interest were being charged at 10% per annum instead of 9% per annum. We may not optionally redeem the notes. The notes are subject to mandatory redemption or sinking fund payments if we sell assets and use the money for certain purposes or if we have a change of control. Provisions of the indenture could limit additional borrowings, sale and lease back transactions, affiliate transactions, purchases of our own equity, payments on debt subordinated to the senior notes, distributions to unitholders or merger, consolidation or sale of assets if certain financial performance ratios are not met.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       SUMMARY OF OUR SETTLEMENT AGREEMENT WITH ENRON

    The General Partner and EOTT entered into a settlement agreement dated October 8, 2002 (the "Enron Settlement Agreement") with Enron, Enron North America Corp., Enron Energy Services, Inc., Enron Pipeline Services Company ("EPSC"), EGP Fuels Company ("EGP Fuels") and Enron Gas Liquids, Inc. ("EGLI") (collectively, the "Enron Parties"). As part of the Settlement Agreement, Enron consented to the filing of our bankruptcy in the Southern District of Texas, and Enron waived its rights of first refusal with respect to the sale of the Morgan's Point Facility, Mont Belvieu Facility and other assets we purchased pursuant to the Purchase and Sale Agreement dated June 29, 2001 between Enron and us ("Purchase Agreement"). The EOTT Bankruptcy Court approved the Enron Settlement Agreement on November 22, 2002, and the Enron Bankruptcy Court approved the Enron Settlement Agreement on December 5, 2002. The Enron Settlement Agreement was consummated on December 31, 2002. In connection with the settlement of outstanding claims between the Enron Parties and us, the Enron Settlement Agreement provides for the parties to enter into the following agreements:

    o We entered into an Employee Transition Agreement with EPSC, which provides for the transfer to us of certain employees of subsidiaries of Enron which perform pipeline operations services for us, effective January 1, 2003.

    o The General Partner and EPSC entered into a Termination Agreement on October 8, 2002, which provided for the termination of the EPSC Corporate Services Agreement.

    o The General Partner, the MLP, and the Subsidiary Entities and Enron entered into a Termination Agreement on October 8, 2002, which provided for the termination of the Corporate Services Agreement.

    o The General Partner and EGP Fuels entered into a Termination Agreement on October 8, 2002, which provided for the termination of the Transition Services Agreement.

    o At December 31, 2002, we executed a promissory note payable to Enron in the initial principal amount of $6.2 million that is guaranteed by our subsidiaries (the "EOTT Note"). The EOTT Note is secured by an irrevocable letter of credit and bears interest at 10% per annum.

    o The employees, former employees and their covered spouses and dependents of the General Partner continued to participate in the Enron retirement and welfare benefit plans until December 31, 2002.

    As additional consideration and as a compromise of certain claims, we paid Enron $1,250,000 (the "EOTT Cash Payment") on the effective date of our Restructuring Plan.

    We agreed, among other things, to assume obligations in our bankruptcy cases and cure defaults under the Operation and Service Agreement with EPSC whereby EPSC provided certain pipeline operation services to us. We also agreed to indemnify EPSC against claims arising from the General Partner's failure to perform its duties under the Operation and Services Agreement or the General Partner's refusal to approve EPSC recommended items or modifications in the budgets.

    We and the Enron Parties also mutually released each other for any and all claims except those expressly reserved in the Enron Settlement Agreement, including as follows:

                           EOTT ENERGY PARTNERS, L.P.
                            (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    o All of the parties to the Enron Settlement Agreement retained any rights to payments with regard to EGLI's inventory at the Mont Belvieu Facility pursuant to the Stipulation entered by the Enron Bankruptcy Court on April 2, 2002, rejecting the Toll Conversion and Storage Agreements.

    o The Enron Parties did not release us for claims with respect to the EOTT Note or any undisputed amounts owed to EPSC pursuant to the Operation and Service Agreement for the period beginning August 1, 2002. We have disputed certain amounts billed in a final invoice from EPSC related to the Operation and Service Agreement and are working to resolve the dispute.

    The following is a summary of the net Enron Settlement amount recorded in Reorganization Items in the Consolidated Statement of Operations (in millions) as discussed in Note 1:


Forgiveness of Payable to Enron and affiliates                            $38.5
Forgiveness of Performance Collateral from Enron                           15.8
Note issued to Enron (EOTT Note)                                           (6.2)
EOTT Cash Payment to Enron for certain claims                              (1.2)
Final EOTT contribution to Enron Cash Balance Plan                         (1.4)
                                                                          -----
   Total                                                                  $45.5
                                                                          =====

10.  IMPACT OF ENRON BANKRUPTCY AND TRANSACTIONS WITH ENRON AND RELATED PARTIES

IMPACT OF ENRON BANKRUPTCY

    Beginning on December 2, 2001, Enron, along with certain of its subsidiaries, filed to initiate bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code. Because of our contractual relationships with Enron and certain of its subsidiaries, the bankruptcy significantly impacted us in various ways as discussed below.

    Rejection of Agreements; Claims Against Enron's Bankruptcy Estate. We were adversely impacted as a result of the inclusion of EGLI in Enron's bankruptcy. We had in place ten-year Toll Conversion and Storage Agreements with EGLI. On April 2, 2002, the Enron Bankruptcy Court entered the Stipulation rejecting the Toll Conversion and Storage Agreements, which Stipulation became final and non-appealable on April 12, 2002. As a result of EGLI's non-performance under these agreements, we recorded a $29.1 million non-cash impairment, which was our remaining investment in these long-term contracts, at December 31, 2001. We had a monetary damage claim against EGLI and Enron as a result of the rejection of the agreements under the Stipulation. Accordingly, we filed claims against EGLI in the Enron Bankruptcy Court on May 12, 2002, resulting from EGLI's rejection of the Toll Conversion and Storage Agreements, in the amount of $540.5 million.

    In addition, Enron guaranteed EGLI's performance under the EGLI agreements; however, its guarantee was limited to $50 million under the Toll Conversion Agreement and $25 million under the Storage Agreement. Accordingly, we filed a claim against Enron in the Enron Bankruptcy Court resulting from EGLI's rejection of the agreements in the amount of $75 million. We filed additional claims against numerous Enron affiliates on October 15, 2002 totaling $213.5 million. Under the terms of the Enron Settlement Agreement, we withdrew all claims filed by us in the Enron Bankruptcy Court upon the effective date of our Restructuring Plan.

    Performance Collateral from Enron. As discussed above, Enron guaranteed payments under the Toll Conversion and Storage Agreements. In addition, EGLI owed us approximately $9 million under the Toll Conversion and Storage Agreements prior to filing for bankruptcy. Pursuant to the Toll Conversion and

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Storage Agreements, if Enron's credit rating dropped below certain defined levels specified in these agreements, we could request within five days of this occurrence for EGLI to post letters of credit. The letters of credit could be drawn upon if EGLI failed to pay any amount owed to us under these agreements. The Toll Conversion Agreement provided that the letter of credit would be in an amount reasonably requested by us, not to exceed $25 million. The Storage Agreement provided that the letter of credit would be in an amount as reasonably requested, but no amount is specified. In late November 2001, Enron's credit rating fell below the ratings specified in these agreements. Accordingly, on November 27, 2001, we requested that EGLI post two $25 million letters of credit. In lieu of posting letters of credit, we received a $25 million deposit/performance collateral from EGLI/Enron, against which we recouped the $9 million of outstanding invoices. We applied the remaining sum, approximately $16 million, to recoup or offset a portion of our damages as a result of EGLI's rejection of the Toll Conversion and Storage Agreements. Our Restructuring Plan resulted in a release by Enron of any claim to the $25 million deposit/performance collateral.

    Tax and Environmental Indemnities. We also had indemnities from Enron for certain ad valorem taxes, possible environmental expenditures and title defects relating to the Morgan's Point Facility and the Mont Belvieu Facility. The total indemnity amount provided for under the Purchase Agreement was $25 million and we had made no claims under the indemnities through December 31, 2002. Under the terms of the Enron Settlement Agreement, we released Enron from these indemnities.

    Cost and Availability of Credit. As a result of Enron's bankruptcy, we incurred higher costs in obtaining credit than we had in the past. In addition, our trade creditors were less willing to extend credit to us on an unsecured basis and the amount of letters of credit we were required to post for our marketing activities increased significantly, contributing to the necessity of our Chapter 11 filing. See further discussion in Note 8.

    Pension Plan Underfunding Issues. The Enron Settlement Agreement provided that we withdraw from the defined benefit pension plan known as the Enron Corp. Cash Balance Plan (the "Cash Balance Plan") on December 31, 2002.

    We understand, based on information provided by Enron, that the assets of the Cash Balance Plan are currently less than the present value of all accrued benefits on both a SFAS No. 87 (Employers' Accounting for Pensions) basis and a plan termination basis, with approximately 48 percent of that underfunded amount attributable to members of the Enron "controlled group" that are not in bankruptcy. By statute, the Pension Benefits Guaranty Corporation (the "PBGC") has the right to terminate pension plans due to their failure to meet minimum funding standards and for other reasons set forth in 29 U.S.C. Section 1342. The PBGC filed proofs of claim in our bankruptcy proceedings to address concerns about the Cash Balance Plan, and also an objection to our Restructuring Plan ("PBGC/EOTT Claim").

    To address the issues raised by the PBGC, as well as the objections we filed to the PBGC's proofs of claim, a Stipulation and Order Regarding EOTT Chapter 11 Proceedings and Settlement Among the Enron Parties, us and the PBGC (the "PBGC Stipulation") was executed and entered by the Enron Bankruptcy Court on February 27, 2003, plus the PBGC Stipulation was attached as an exhibit to the Order confirming our Restructuring Plan.

    The PBGC Stipulation set forth the following:

    1. Enron will continue to hold, subject to the terms of the PBGC Stipulation, the EOTT Note, the letter of credit securing the EOTT Note, any payments thereunder, and the EOTT Cash Payment (collectively, the "EOTT Settlement Proceeds") on behalf of the Enron Parties.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    2. Any claim of the PBGC against us for liabilities (if any) arising from the Cash Balance Plan will attach to the EOTT Settlement Proceeds with the same effect (if any) that such claim (if any) now has as against us and such claim will be subject to the claims and defenses of the Enron Parties and the Enron Creditors' Committee with respect thereto. The PBGC's rights regarding the EOTT Settlement Proceeds will constitute the sole basis for the PBGC to seek to enforce its claims (if any) against us for the PBGC/EOTT Claims.

    3. The PBGC will: (a) withdraw, with prejudice only as to us, all proofs of claim filed in our bankruptcy proceedings and we will withdraw, with prejudice, our objection to any such proofs of claim; (b) release us from the underfunded benefit liability and premium claims asserted in the proofs of claim related to an event other than a "standard termination" of the Cash Balance Plan; and (c) withdraw, with prejudice, all objections the PBGC has filed to the confirmation of our Restructuring Plan. The foregoing will not affect the validity of the PBGC's interest, if any, in the EOTT Settlement Proceeds.

    4. Except as explicitly provided for in the PBGC Stipulation, the PBGC Stipulation does not constitute a waiver or admission by the Enron Parties, us or the PBGC with respect to the PBGC's allegations, the PBGC/EOTT Claim, or the nature of the Enron Parties' or PBGC's entitlement to the EOTT Settlement Proceeds.

TRANSACTIONS WITH ENRON AND AFFILIATES

    Revenue and Cost of Sales. A summary of transactions with Enron and its affiliates follows (in thousands):


                                                         Year Ended December 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------      -----------
                                                                       (Unaudited)
Sales to affiliates ..............................        $97,224        $49,673
Purchases from affiliates ........................        $32,813        $57,162

    In 2002, there were no crude sales or purchase transactions with Enron or its affiliates. Sales to affiliates in 2001 and 2000 consist primarily of sales of crude oil to Enron Reserve Acquisition Corp. and conversion, storage and transportation fees from EGLI. Purchases from affiliates consist primarily of crude oil and condensate purchases from Enron Reserve Acquisition Corp. and Enron North America Corp. These transactions in our opinion were no more or less favorable than can be obtained from unaffiliated third parties.

    At December 31, 2002, we have current payables to Enron of $3.6 million, which is primarily comprised of certain amounts owed to Enron under the Enron Settlement Agreement. In addition, we have $5.2 million of long-term liabilities owed to Enron, which is the long-term portion of the note issued in connection with the Enron Settlement Agreement.

    Due to the Enron bankruptcy, collectibility of certain receivables from Enron and its affiliates totaling $0.6 million at December 31, 2001 was uncertain and therefore such receivables were written off against the allowance for bad debts for related party transactions. Related party receivables at December 31, 2001 were $0.5 million. Related party payables at December 31, 2001 were $2.1 million and primarily represent amounts owed by EOTT on the purchase of feedstocks from EGLI.

    Operations and General and Administrative Services. As is commonly the case with publicly traded partnerships, we did not directly employ any persons responsible for managing or operating EOTT or for providing services relating to day-to-day business affairs prior to January 1, 2003. The General Partner

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


provided such services or obtained such services from third parties and we were responsible for reimbursing the General Partner for substantially all of its direct and indirect costs and expenses. The General Partner, through the MLP Partnership Agreement, provided services to us under a Corporate Services Agreement which included liability and casualty insurance and certain data processing services and employee benefits. Those costs were $1.9 million, $2.5 million, and $3.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    The General Partner had an Operation and Services Agreement with EPSC, to provide certain operating and administrative services to the General Partner, effective October 1, 2000. The agreement provided that the General Partner would reimburse EPSC for its costs and expenses in rendering the services. The General Partner would in turn be reimbursed by us. EOTT LLC took over these services effective January 1, 2003. The costs incurred related to these services for the years ended December 31, 2002 and 2001 and for the three months ended December 31, 2000 were $24.6 million, $56.7 million and $6.3 million, respectively.

    In connection with the acquisition of Liquids assets in June 2001, the General Partner entered into a Transition Services Agreement with EGP Fuels to provide transition services through December 31, 2001 for the processing of invoices and payments to third parties related to the Morgan's Point Facility and Mont Belvieu Facility. The agreement provided that the General Partner will reimburse EGP Fuels for these direct costs and we will reimburse the General Partner. Costs related to these services were $12.3 million for the six months ended December 31, 2001.

    The agreements described above were terminated and the amounts due under these agreements were forgiven effective December 31, 2002 under the terms of the Enron Settlement Agreement. See further discussion in Note 9.

    Credit Facility. We had a credit facility with Enron to provide credit support in the form of guarantees, letters of credit and working capital loans through December 31, 2001. See further discussion in Note 8.

    Purchase and Sale Agreement. We acquired certain liquids processing, storage and transportation assets in June 2001 from Enron. See further discussion in
Note 5.

    Additional Partnership Interests. On May 14, 1999 and February 14, 2000, Enron paid $2.5 million and $6.8 million, respectively, in support of our first and fourth quarter 1999 distributions to our common unitholders and received APIs. APIs have no voting rights and do not receive distributions. In connection with the Restructuring Plan, the API's were cancelled.

11. EMPLOYEE BENEFIT AND RETIREMENT PLANS

    Through December 31, 2002, employees of the General Partner were covered by various retirement, stock purchase and other benefit plans of Enron. In April 1993, the General Partner adopted welfare benefit plans providing medical, dental, life, accidental death and dismemberment and long-term disability coverage to employees, with all related premiums and costs being incurred by the General Partner. Total benefit costs for 2002 were $8.9 million, including $6.3 million in costs attributable to health and welfare benefit plans. Total benefit costs for 2001 were $6.7 million, including $4.6 million in costs attributable to health and welfare benefit plans. Total benefit costs for 2000 were $9.4 million, including $5.8 million in costs attributable to health and welfare benefit plans.

    The General Partner maintained a variable pay plan based on EOTT's earnings before interest and depreciation and amortization pursuant to which $3.6 million and $3.8 million was recorded in 2001 and 2000,

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


respectively. In 2002, the General Partner accrued $2.1 million in connection with guaranteed bonuses and retention payments.

    As discussed in Note 10, the General Partner was a participating employer in the Cash Balance Plan until the consummation of the Enron Settlement Agreement on December 31, 2002. Reference is made to Note 10 for further discussion regarding issues raised by the PBGC concerning this plan and an agreed stipulation executed between the PBGC, the Enron Parties and us.

    The General Partner provided certain postretirement medical, life insurance and dental benefits to eligible employees who retired after January 1, 1994. Benefits were provided under the provisions of contributory defined dollar benefit plans for eligible employees and their dependents. EOTT terminated its participation in this plan effective December 31, 2002. These postretirement benefit costs were accrued over the service lives of employees expected to be eligible to receive such benefits. Enron retained liability for former employees of the General Partner who retired prior to January 1, 1994. In connection with the termination, curtailment and settlement gains of $1.5 million were recorded in 2002. The accumulated postretirement benefit obligation ("APBO") existing at December 31, 2002 and 2001 totaled $0 million and $1.1 million, respectively. The measurement of the APBO assumes a 6.5% and 7.0% discount rate in 2002 and 2001.

    The following table sets forth information related to changes in the benefit obligations, changes in plan assets, a reconciliation of the funded status of the plans and components of the expense recognized related to postretirement benefits provided by the General Partner (in thousands):


                                                          2002            2001
                                                        -------         -------
CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at January 1 ............        $ 1,103         $   924
    Service cost ...............................            144              99
    Interest cost ..............................            137              73
    Plan participants' contributions ...........             76              73
    Plan amendments ............................              7               3
    Actuarial loss (gain) ......................            895              37
    Effect of curtailments .....................         (1,815)             --
    Effect of settlements ......................           (380)             --
    Benefits paid ..............................           (167)           (106)
                                                        -------         -------
      Benefit obligation at December 31 ........        $    --         $ 1,103
                                                        =======         =======

CHANGE IN PLAN ASSETS
    Fair value of plan assets at January 1 .....        $    --         $    --
    Company contributions ......................             91              33
    Plan participants' contributions ...........             76              73
    Benefits paid ..............................           (167)           (106)
                                                        -------         -------
      Fair value of plan assets at December 31 .        $    --         $    --
                                                        =======         =======

RECONCILIATION OF FUNDED STATUS TO BALANCE SHEET
    Funded status at December 31 ...............        $    --         $(1,103)
    Unrecognized prior service cost ............             --             256
    Unrecognized actuarial gain ................             --            (474)
                                                        -------         -------
      Accrued benefit cost at December 31 ......        $    --         $(1,321)
                                                        =======         =======

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     COMPONENTS OF NET PERIODIC BENEFIT COST          2002            2001             2000
                                                     -------         -------        ----------
                                                                                    (Unaudited)
Service cost ................................        $   144         $    99         $   137
Interest cost ...............................            137              73              79
Amortization of prior service cost ..........             24              24              33
Recognized net actuarial gain ...............              5             (29)            (38)
                                                     -------         -------         -------
Net periodic postretirement benefit cost ....        $   310         $   167         $   211
Effect of curtailment .......................         (1,160)             --             124
Effect of settlements .......................           (380)             --            (331)
                                                     -------         -------         -------
     Total benefit cost (credit) ............        $(1,230)        $   167         $     4
                                                     =======         =======         =======

    The General Partner provides unemployment, severance and disability-related benefits or continuation of benefits such as health care and life insurance and other postemployment benefits. SFAS No. 112 requires the cost of those benefits to be accrued over the service lives of the employees expected to receive such benefits. At December 31, 2002 and 2001, the liability accrued was $1.2 million and $0.9 million, respectively.

    EOTT Energy Corp. Unit Option Plan. In February 1994, the Board of Directors of the General Partner adopted the 1994 EOTT Energy Corp. Unit Option Plan (the "Unit Option Plan"), which is a variable compensatory plan. To date, no compensation expense has been recognized under the Unit Option Plan. Under the Unit Option Plan, selected employees of the General Partner were granted options to purchase subordinated units at a price of $15.00 per unit as determined by the Compensation Committee of the Board of Directors of the General Partner. Options granted under the Unit Option Plan vested to the employees over a five-year service period and will expire on the tenth anniversary of the date of grant. Under the Restructuring Plan, the Unit Option Plan will be terminated.

    The following table sets forth the Unit Option Plan activity for the years ended December 31, 2002, 2001 and 2000:


                                                   Number of Unit Options
                                           -------------------------------------
                                            2002            2001           2000
                                           -------        -------        -------
                                                                      (Unaudited)
Outstanding at January 1 ..........        455,000        460,000        925,000
       Granted ....................             --             --             --
       Exercised ..................             --             --             --
       Forfeited ..................        240,000          5,000        465,000
                                           -------        -------        -------

Outstanding at December 31 ........        215,000        455,000        460,000
                                           =======        =======        =======

Available for grant at December 31              --             --             --
                                           =======        =======        =======

    EOTT Energy Corp. Long-Term Incentive Plan. In October 1997, the Board of Directors adopted the EOTT Energy Corp. Long Term Incentive Plan ("Plan"), which is a variable compensatory plan. Under the Plan, selected key employees are awarded Phantom Appreciation Rights ("PAR"). Each PAR is a right to receive cash based on our performance prior to the time the PAR is redeemed. Our performance is measured primarily by calculating the change in the average of Earnings Before Interest on Debt related to acquisitions, Depreciation and Amortization ("EBIDA"), for each of the three consecutive fiscal years immediately preceding the grant date of the PAR and the exercise date of the PAR. The Plan has a five-year term beginning January 1, 1997, and PAR awards vest in 25% increments in the four-year period following the grant year. Under the Restructuring Plan, the Long Term Incentive Plan will be terminated.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table sets forth the Long-Term Incentive Plan activity for the years ended December 31, 2002, 2001, and 2000:


                                                              Number of PARS
                                                -------------------------------------------
                                                  2002             2001             2000
                                                ---------        ---------       ----------
                                                                                 (Unaudited)
Outstanding at January 1 ...............        1,067,375          939,975        1,476,403
    Granted ............................               --          332,000           30,000
    Exercised ..........................          684,831          106,250               --
    Forfeited ..........................          108,150           98,350          566,428
                                                ---------        ---------        ---------

Outstanding at December 31 .............          274,394        1,067,375          939,975
                                                =========        =========        =========

Available for grant at December 31 .....               --               --        1,807,626
                                                =========        =========        =========

    Note: PARs are not available for grant after December 31, 2001 as the term of the plan expired December 31, 2001.

12. COMMITMENTS AND CONTINGENCIES

    Operating Leases. We lease certain real property, equipment, and operating facilities under various operating leases. Future non-cancelable commitments related to these items at December 31, 2002, are as follows (in thousands): years ending December 31, 2003 - $6,017; 2004 - $4,659; 2005 - $3,646; 2006 -
$2,732; 2007 - $488; thereafter - $559.

    Total lease expense incurred was $8.9 million, $9.4 million and $9.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    Litigation. We are, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. We believe that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on our financial position or results of operations. Generally, as a result of our bankruptcy, all pending litigation against us was stayed while we continued our business operations as debtors in possession. For matters where the parties negotiated a settlement during our bankruptcy proceedings, the settlement amount was recorded at December 31, 2002 as an allowed general unsecured claim in "Other income (expense)" in the Consolidated Statement of Operations. Subsequent to year end and in connection with our Restructuring Plan, general unsecured creditors with allowed claims will receive a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 EOTT LLC units. Prior to the commencement of our bankruptcy proceeding, various legal actions arose in the ordinary course of business, the most significant of which are discussed below.

    State of Texas Royalty Suit. We were served on November 9, 1995, with a petition styled The State of Texas, et al. vs. Amerada Hess Corporation, et al. The matter was filed in District Court in Lee County, Texas and involves several major and independent oil companies and marketers as defendants. The plaintiffs are attempting to put together a class action lawsuit alleging that the defendants acted in concert to buy oil owned by members of the plaintiff class in Lee County, Texas, and elsewhere in Texas, at "posted" prices, which the plaintiffs allege were lower than true market prices. There is not sufficient information in the petition to fully quantify the allegations set forth in the petition, but we believe that any such claims against us will prove to be without merit. There has been no activity on this matter in several years. This case will no longer be reported.

    The State of Texas, et al. vs. Amerada Hess Corporation, et al., Cause No. 97-12040; In the 53rd Judicial District Court of Travis County, Texas (Common Purchaser Act Suit). This case was filed on October 3, 1997, in Austin by the Texas Attorney General's office and involves several major and independent

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

oil companies and marketers as defendants. We were served on November 18, 1997. The petition states that the State of Texas brought this action in its sovereign capacity to collect statutory penalties recoverable under the Texas Common Purchaser Act, arising from defendants' alleged willful breach of statutory duties owed to royalty, overriding royalty and working interest owners of crude oil sold to defendants, as well as alleged breach of defendants' common law and contractual duties. The plaintiffs also allege that the defendants have engaged in discriminatory pricing of crude oil. This case appears to be similar to the State of Texas Royalty Suit filed by the State of Texas on November 9, 1995. We recorded a $0.4 million litigation reserve related to this suit in 1998. We and several of the defendants reached a settlement with the State in the Common Purchaser Act Suit in a Settlement Agreement dated August 5, 1999. The settlement was funded to an escrow account in July 1999. Settlement amounts for each defendant were confidential. This settlement disposed of any claims the State may have in the State of Texas Royalty Suit, discussed above, but did not dismiss that case, or fully dismiss the Common Purchaser Act Suit. Also, any severance tax claims the State may have were specifically excluded from this settlement. However, no severance tax claims were asserted in the petition filed by the plaintiffs. There has been no activity on this matter in several years. This case will no longer be reported.

    Assessment for Crude Oil Production Tax from the Comptroller of Public Accounts, State of Texas. We received a letter from the Comptroller's Office dated October 9, 1998, assessing us for severance taxes the Comptroller's Office alleges are due based on a difference the Comptroller's Office believes exists between the market value of crude oil and the value reported on our crude oil tax report for the period of September 1, 1994 through December 31, 1997. The letter states that the action, based on a desk audit of our crude oil production reports, is partly to preserve the statute of limitations where crude oil severance tax may not have been paid on the true market price of the crude oil. The letter further states that the Comptroller's position is similar to claims made in several lawsuits, including the State of Texas Royalty Suit, in which the Partnership is a defendant. The amount of the assessment, including penalty and interest, is approximately $1.1 million. We believe we should be without liability in this or related matters. There has been no action on this matter since early 1999.

    Export License with United States Department of Commerce. We have applied for and maintained Export Licenses through the U.S. Department of Commerce ("DOC") since 1994. These licenses authorized us to export crude oil to Canada. Each license provided an applicable license quantity and value of merchandise as authorized by the DOC to be exported. The licenses generally covered either a one or a two year period. In early 1999, as we were preparing a new license application, we discovered that we had exported more barrels and value than had been authorized by the DOC under our current (and prior) license. Pursuant to
Section 764.5 of the Export Administration Regulations, we filed a Voluntary Disclosure with the DOC on February 5, 1999, giving the DOC notice of these license overruns. We negotiated a monetary settlement with the DOC of $508,000 and have accrued the settlement amount. The settlement was signed on July 15, 2002, and requires the monetary settlement to be paid in five installments. The first installment was paid on August 1, 2002, and the final installment is due on October 15, 2003. In addition, the settlement agreement with the DOC was reaffirmed by the EOTT Bankruptcy Court.

    John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, In the District Court of Midland County, Texas, 238th Judicial District (Kniffen Estates Suit). The Kniffen Estates Suit was filed on March 2, 2001, by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). We purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent, and malicious in failing to accurately report and remediate the spill. With respect to us, the plaintiffs are seeking

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

damages arising from any contamination of the soil or groundwater since we acquired the pipeline in question. No specific amount of money damages was claimed in the Kniffen Estate Suit, but the plaintiffs did file proofs of claim in our bankruptcy proceeding totaling $62 million. In response to the Kniffen Estates Suit, we filed a cross-claim against Tex-New Mex. In the cross-claim, we claim that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. Additionally, we are asserting claims of gross negligence, fraud, and specific performance and are seeking monetary and equitable relief sufficient to (i) reimburse us for expenses incurred by us to date for remediation associated with this pipeline, (ii) enable us to examine the condition of selected portions of the pipeline to determine if additional repair work or remediation may be necessary, and (iii) reimburse us for any future repair work or remediation necessary because of the maintenance of the pipeline before we acquired it. On April 5, 2002, we filed an amended cross-claim which alleges that Tex-New Mex defrauded us as part of Tex-New Mex's sale of the pipeline systems to us in 1999. The amended cross-claim also alleges that various practices employed by Tex-New Mex in the operation of its pipelines constitute gross negligence and willful misconduct and void our obligation to indemnify Tex-New Mex for remediation of releases that occurred prior to May 1, 1999. In the Purchase and Sale Agreement, we agreed to indemnify Tex-New Mex only for certain remediation obligations that arose before May 1, 1999, unless these obligations were the result of the gross negligence or willful misconduct of Tex-New Mex prior to May 1, 1999. EOTT Energy Pipeline Limited Partnership ("PLP") and the plaintiffs agreed to a settlement during our bankruptcy proceedings. The settlement provides for the plaintiffs' release of their claims filed against PLP in this proceeding and in the bankruptcy proceedings, in exchange for an allowed general unsecured claim in our bankruptcy of $3,252,800 (as discussed above, the plaintiffs filed proofs of claim in our bankruptcy proceedings totaling $62 million). The general unsecured claim has been accrued at December 31, 2002. The plaintiffs and PLP continue to pursue their claims against Tex-New Mex. On April 1, 2003, we filed a second amended cross claim in this matter. In addition to the claims filed in the previous cross claims, EOTT requested (i) injunctive relief for Tex-New Mex's refusal to honor its indemnity obligations; (ii) injunctive relief requiring Tex-New Mex to identify, investigate and remediate sites where the conduct alleged in our cross-claim occurred; and (iii) restitution damages of over $125,000,000. Tex-New Mex also filed a motion to compel arbitration of these issues, to which we objected. A hearing on the motion to compel arbitration was held on April 11, 2003. The arbitration motion filed by Tex-New Mex was denied. Tex-New Mex has indicated that they may appeal that ruling. At the April 11, 2003 hearing, the court severed into a separate action EOTT's cross-claims against Tex-New Mex that extend beyond the crude oil release and ground water contamination in the Kniffen Estates subdivision ("EOTT's Over-Arching Claim"). Our motion for summary judgement on certain issues is set for hearing on May 5, 2003. Discovery is ongoing in this matter. A trial date of June 9, 2003 is set for the plaintiff's claims against Tex-New Mex and EOTT's original cross claim against Tex-New Mex arising from their crude oil release and ground water contamination in the Kniffen Estates subdivision (the "Original Claims"). The court has indicated that it will schedule a trial of EOTT's Over-Arching Claim after the Original Claims are tried.

    Bankruptcy Issues related to Claims Made by Texas New Mexico Pipeline Company and its affiliates. Tex-New Mex, Shell Oil Company and Equilon filed proofs of claim in our bankruptcy, each filing the same claim in the amount of $112 million. Equilon Pipeline Company LLC guaranteed, under certain circumstances, the obligations of Tex-New Mex under the Purchase and Sale Agreement dated May 1, 1999. According to Shell Oil Company's 2002 Annual Report, in 2002, Shell became the sole owner of Equilon, which was merged into Shell Oil Products US. The three claims filed each included the same supporting information, consisting of indemnity claims under the Purchase and Sale Agreement. In essence, there is only one claim of $112 million filed by three entities and we have objected in the bankruptcy court to having the same claim filed three times. The amount of the $112 million claim is equivalent to the sum of the total amount of the proofs of claim filed in our bankruptcy proceedings by owners of property on which the Tex-New Mex system is located and the attorneys fees incurred by Tex-New Mex in defending the Kniffen Estates Suit and other lawsuits (including our bankruptcy proceedings) with respect to the Tex-New Mex system. The majority of the owners are plaintiffs in the Kniffen Estates Suit and a group of New Mexico environmental claimants, with whom we settled during our bankruptcy proceeding and accrued the allowed general unsecured claim at December 31, 2002. A hearing on our objection to these claims was scheduled for March 18, 2003, but the parties stipulated and agreed to delay the hearing to allow the Kniffen Estates Suit to proceed. A final determination of the extent of the allowance of this claim, if any, will be made after and considering the outcome of this lawsuit.

    Jerry W. Holmes and Barbara I. Holmes v. EOTT Energy Pipeline Limited Partnership and Texas-New Mexico Pipe Line Company, Cause No. CV43800, In the District Court of Midland County, Texas, 385th Judicial District. This lawsuit was filed on June 21, 2002. The plaintiffs in this suit are the owners of a home

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the Kniffen Estates who allege that their water well was contaminated by crude oil. The plaintiffs claim that the alleged crude oil contamination of their water well resulted from the 1992 crude oil release that is the subject of the Kniffen Estates Suit. The plaintiffs claim $1,000,000 in damages. EOTT filed a motion to consolidate this lawsuit with the Kniffen Estates Suit, which motion was granted on October 16, 2002. EOTT and the plaintiffs agreed to a settlement during our bankruptcy proceedings. The settlement provided for the plaintiffs' release of their claims against EOTT in exchange for an allowed general unsecured claim in our bankruptcy in the amount of $300,000. The general unsecured claim amount has been accrued at December 31, 2002. The plaintiffs and EOTT continue to pursue their claims against Tex-New Mex in this matter.

    Bernard Lankford and Bette Lankford vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership Cause No. CC11176, In the County Court at Law of Midland County, Texas. This lawsuit was filed on January 15, 2002. The plaintiffs in this lawsuit own property that is located to the north of the Kniffen Estates subdivision. The plaintiff's allegations are virtually identical to the allegations of the plaintiffs in the Kniffen Estates Suit. The plaintiffs have asserted strict liability, nuisance, negligence, gross negligence, trespass, and intentional infliction of emotional distress causes of action. The plaintiffs are seeking unspecified actual damages and punitive damages. The plaintiffs in this case joined in the settlement of the Kniffen Estates Suit described above. That settlement provides for the plaintiff's release of their claims against PLP and the allocation to the plaintiffs of a portion of the general unsecured claim in our bankruptcy proceeding in the amount of $3,252,800 that is discussed in the description of the Kniffen Estate Suit.

    Jimmie B. Cooper and Shryl S. Cooper v. Texas-New Mexico Pipeline Company, Inc., EOTT Energy Pipeline Limited Partnership and Amerada Hess Corporation, Case No. CIV 01-1321 M/JHG, In the United States District Court for the District of New Mexico. Plaintiffs in this lawsuit, filed on October 5, 2001, are surface interest owners of certain property located in Lea County, New Mexico. The plaintiffs allege that aquifers underlying their property and water wells located on their property have been contaminated as a result of spills and leaks from a pipeline running across their property that is or was owned by Tex-New Mex and us. The plaintiffs also allege that oil and gas operations conducted by Amerada Hess Corporation resulted in leaks or spills of pollutants that ultimately contaminated the plaintiffs' aquifers and water wells. Our initial investigation of this matter indicated that the alleged contamination of the aquifers underlying the plaintiffs' property was not caused by leaks from the pipeline now owned by us that traverses the plaintiffs' property. EOTT and the plaintiffs have agreed to the terms of a settlement, whereby the plaintiffs will release their claims against EOTT and receive an allowed general unsecured claim in our bankruptcy in the amount of $300,000. The general unsecured claim has been accrued at December 31, 2002. EOTT and the plaintiffs continue to pursue their claims against Tex-New Mex.

    Jimmie T. Cooper and Betty P. Cooper vs. Texas-New Mexico Pipeline Company, Inc., EOTT Energy Pipeline Limited Partnership, and EOTT Energy Corp., Case No. D-0101-CV-2002-02122, In the 1st Judicial District Court, Santa Fe County, New Mexico. This lawsuit was filed on October 1, 2002. The plaintiffs in this lawsuit are surface interest owners of certain property located in Lea County, New Mexico. The plaintiffs are alleging that aquifers underlying their property and water wells located on their property have been contaminated as a result of spills and leaks from a pipeline running across their property that is or was owned by Tex-New Mex and PLP. The plaintiffs do not specify when the alleged spills and leaks occurred. The plaintiffs are seeking payment of costs that would be incurred in investigating and remediating the alleged crude oil releases and replacing water supplies from aquifers that have allegedly been contaminated. The plaintiffs are also seeking damages in an unspecified amount arising from the plaintiffs' alleged fear of exposure to carcinogens and the alleged interference with the plaintiffs' quiet enjoyment of their property. The plaintiffs are also seeking an unspecified amount of punitive damages. PLP and the plaintiffs agreed to the terms of a settlement, whereby the plaintiffs will release their claims against PLP and will receive an allowed general unsecured claim in our bankruptcy in the amount of $1,027,000. The general unsecured claim has

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been accrued at December 31, 2002. PLP and the plaintiffs continue to pursue their claims against Tex-New Mex in this matter.

    Richard D. Warden and Nancy J. Warden v. EOTT Energy Pipeline Limited Partnership and EOTT Energy Corp., Case No. CIV-02-370 L, In the United States District Court for the Western District of Oklahoma. In this lawsuit, filed on February 28, 2002, the plaintiffs are landowners, seeking damages allegedly arising from a release of crude oil from a pipeline owned by us. Although we undertook extensive remediation efforts with respect to the crude oil release that is the subject of this lawsuit, plaintiffs allege that we did not properly remediate the crude oil release and claim causes of action for negligence, gross negligence, unjust enrichment, and nuisance. The plaintiffs filed a proof of claim in our bankruptcy proceedings claiming damages of $500,000. This matter is being evaluated in the claims reconciliation process in our bankruptcy. We do not believe that we are liable for the damages asserted by the Plaintiffs and therefore we have not recorded a contingent liability.

    David A. Huettner, et al v. EOTT Energy Partners, L.P., et al, Case No. 1:02 CV-917, In the United States District Court, Northern District of Ohio, Eastern Division ("Securities Suit"). This lawsuit was filed on May 15, 2002, for alleged violations of the Securities and Exchange Act of 1934 and common law fraud. The suit was brought by three of our former unitholders who claim that the General Partner, certain of the officers and directors of Enron and the General Partner and our previous independent accountants were aware of material misstatements or omissions of information within various press releases, SEC filings and other public statements, and failed to correct the alleged material misstatements or omissions. Plaintiffs maintain that they were misled by our press releases, SEC filings, and other public statements when purchasing our common units and were financially damaged thereby. On June 28, 2002, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order that provides for the transfer of this case to the Southern District of Texas for consolidated pretrial proceedings with other lawsuits asserting securities claims against Enron and Arthur Andersen. On September 20, 2002, EOTT Energy Partners, L.P. filed a motion to dismiss on the basis of the plaintiff's failure to state a claim upon which relief can be granted. EOTT Energy Corp. joined in that motion on October 11, 2002. The plaintiffs filed a motion to lift the stay, which was denied by the bankruptcy court judge. Additionally, the plaintiffs filed proofs of claim in the amount of $500,000 each. These claims are being reviewed in our claims review process in our bankruptcy. Based on management's current knowledge, we believe the allegations are without merit and therefore, we have not recorded a contingent liability. We can provide no assurances regarding the outcome of this lawsuit, but will continue to gather and analyze new information as it becomes available.

    Big Warrior Corporation v. Enron Transportation Services, Inc., EOTT Energy Corp., REM Services, Inc., Enron Pipeline Services Company, et al., Case No. 2:02CV749PG, In the United States District Court for the Southern District of Mississippi, Hattiesburg Division. This case was filed in the Circuit Court of Jones County Mississippi on August 5, 2002. EOTT filed a Notice of Removal to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, which was granted on September 11, 2002. In October 2001, EPSC awarded a contract to Big Warrior Corporation ("Big Warrior") for the construction of PLP's new ten-inch (10") crude oil pipeline that runs from Lumberton, Mississippi to Eucutta, Mississippi. Big Warrior alleged that EOTT Energy Corp. ratified and accepted the contract and other alleged agreements associated therewith. In this lawsuit, Big Warrior was seeking payment (under various theories) of unanticipated additional costs that allegedly resulted from adjustments to the project work schedule and EPSC's alleged failure to timely procure necessary rights of way and rights of ingress and egress. Big Warrior asserted claims for breach of contract, quantum merit, fraud and misrepresentation, tortious interference with contractual relations, civil conspiracy, and negligence. Big Warrior was claiming actual and punitive damages of up to $30 million. Big Warrior was also seeking the enforcement of mechanics' and materialmens' liens it had filed against EOTT's pipeline. In connection with our bankruptcy, this matter was settled in February of 2003 under the following terms: (a) after execution of the settlement agreement, EOTT made a cash payment

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to Big Warrior in the amount of $1,764,700; (b) EOTT executed a note in the original principal amount to Big Warrior of $2,700,000, secured by a second lien position in the Lumberton-Eucutta Pipeline, with the note payable in quarterly installments at an interest rate of six percent per annum with the first payment to be made on June 1, 2003; (c) the note is to be amortized over seven years with a balloon payment at the end of four years, with the final payment due March 1, 2007; and (d) Big Warrior will dismiss us and EPSC from the lawsuit. The Order in this matter was entered in the EOTT Bankruptcy Court on February 4, 2003. The settlement agreement was accrued as of December 31, 2002.

    In re EOTT Energy Partners, L.P., Case No. 02-21730, EOTT Energy Finance Corp., Case No. 02-21731, EOTT Energy General Partner, L.L.C., Case No. 02-21732, EOTT Energy Operating Limited Partnership, Case No. 02-21733, EOTT Energy Canada Limited Partnership, Case No. 02-21734, EOTT Energy Liquids, L.P., Case No. 02-21736, EOTT Energy Corp., Case No. 02-21788, Debtors (Jointly Administered under Case No. 02-21730), In the United State Bankruptcy Court for the Southern District of Texas, Corpus Christi Division. On October 8, 2002, we and all of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the "EOTT Bankruptcy Court") to facilitate reorganization of our business and financial affairs for the benefit of us, our creditors and other interested parties. Additionally, the General Partner filed its voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court. The General Partner filed in order to join in our voluntary, pre-negotiated restructuring plan filed on October 8, 2002. On October 24, 2002, the EOTT Bankruptcy Court administratively consolidated, for distribution purposes, the General Partner's bankruptcy filing with our previously filed cases. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition claims from us and to interfere with our business as well as most other pending litigation against us, were stayed. In addition, as debtor-in-possession, we had the right, subject to the approval of the EOTT Bankruptcy Court, to assume or reject any pre-petition executory contracts or unexpired leases. The EOTT Bankruptcy Court approved payment of certain pre-petition liabilities, such as employee wages and benefits, trust fund taxes in the ordinary course of business and certain pre-petition claims of crude oil suppliers, critical vendors and foreign vendors. In addition, the EOTT Bankruptcy Court allowed for the payment of the certain bankruptcy professionals and retention of the professionals in the ordinary course of business. Finally, the EOTT Bankruptcy Court extended the time within which we must assume or reject any unexpired leases of nonresidential property. We continued to operate our business and control our assets as a debtor-in-possession, subject to the EOTT Bankruptcy Court's supervision and orders until our Restructuring Plan was confirmed on February 18, 2003 and became effective on March 1, 2003. We, therefore, have emerged from bankruptcy. The provisions of the Restructuring Plan are further described in
Note 1. Shell and Tex-New Mex filed a notice of appeal to our plan confirmation on February 24, 2003. The Record on Appeal is being assembled. We intend to file a motion to dismiss the appeal as being moot.

    EPA Section 308 Request. Enron received a request for information from the Environmental Protection Agency ("EPA") under Section 308 of the Clean Water Act, requesting information regarding certain spills and releases from oil pipelines owned or operated by Enron and its affiliated companies for the time period July 1, 1998 to July 11, 2001. The only domestic crude oil pipelines owned or operated by Enron at the time of the request were our pipelines. Our pipelines were operated by either the General Partner, a wholly-owned subsidiary of Enron, or EPSC, also an Enron subsidiary, for the time period in question. At the time the EPA issued the Section 308 request to Enron, EPSC operated our pipelines. The General Partner and EPSC retain operator liability for the time period at issue. Enron responded to the EPA's Section 308 request in its capacity as the operator of the pipelines actually owned by us. We retain all liability for the pipelines for which an owner would be responsible. In addition to the retention of ownership liability, we may also be required to indemnify the General Partner and its Affiliates with regard to any environmental charges. Under the terms of the Partnership Agreement, we are obligated to indemnify the General Partner and its Affiliates (including Enron) for all losses associated with activities undertaken on our behalf. This indemnification obligation is

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limited to actions undertaken in good faith, and may only be satisfied from our assets. Neither our bankruptcy nor Enron's bankruptcy affects our liability as owner of the pipelines, nor does it affect our indemnification obligations under the Partnership Agreement. While we cannot predict the outcome of the EPA's
Section 308 review, the EPA could seek to impose liability on us with respect to the matters being reviewed. The outcome of the EPA 308 request is not yet known, and we are unaware of any potential liability of us, Enron, or its affiliates. However, we assume that we are fully responsible as owner for any environmental claims or fines in relation to the pipelines (subject to insurance claims or other third party claims to which we may be entitled). Our bankruptcy proceedings did not relieve us from potential environmental liability. Consequently, we do not believe either our bankruptcy or Enron's bankruptcy has had material impact on our environmental liability.

    Environmental. We are subject to extensive federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, and which require expenditures for remediation at various operating facilities and waste disposal sites, as well as expenditures in connection with the construction of new facilities. At the federal level, such laws include, among others, the Clean Air Act ("CAA"), the Clean Water Act, the Oil Pollution Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the National Environmental Policy Act, as each may be amended from time to time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties or the imposition of injunctive relief.

    The presence of MTBE in some water supplies in California and other states due to gasoline leakage from underground and above-ground storage tanks, automobile and tanker truck accidents, pipelines and certain other sources, including operation of recreational watercraft on surface waters, has led to public concern that MTBE has contaminated drinking water supplies, and thereby resulted in a possible health risk. As a result, in 1999, the Governor of California ordered the ban of the use of MTBE as a gasoline component by the end of 2002. The Governor of California extended the deadline for the ban of the use of MTBE in California to December 31, 2003, based on concerns about the availability and cost of alternatives to MTBE.

    As a part of the ongoing energy policy debate, both the U.S. House of Representatives and the U.S. Senate introduced bills in 2002 which would have had a significant impact on the MTBE market at the national level. The Senate bill would have banned MTBE use a few years after enactment. Although these bills were ultimately abandoned in late 2002, the concepts continue to be considered as a part of comprehensive energy legislation. We cannot predict whether similar legislation may be passed, but if a nationwide ban on the use of MTBE was enacted, it would materially reduce demand for MTBE which could have a material adverse effect on our financial results. If MTBE were to be restricted or banned throughout the United States, we could modify the MTBE Plant to produce other products. We believe that modifying our existing Morgan's Point Facility to produce other gasoline blendstocks such as alkylates would require a substantial capital investment and as a result of our restructuring, we may not have the resources available to effect such a conversion. Further, we cannot predict whether legislation will be passed, whether the federal government will take steps to reverse California's ban on the use of MTBE as a gasoline component, or if the federal government will provide monetary assistance for conversion.

    In 2001, expenses incurred for spill clean up and remediation costs related to the assets purchased from Tex-New Mex increased significantly. Based on our experience with these assets, we filed an amended cross-claim against Tex-New Mex alleging contingent claims for potential remediation issues not yet known to us. We allege that Tex-New Mex failed to report spills, underreported spills, failed to properly respond to leaks in the pipeline and engaged in other activities with regard to the pipeline that may result in future remediation liabilities. We did not include any monetary amounts in our cross-claim. We obtained $20 million in insurance coverage in connection with the acquisition from Tex-New Mex believing that amount would be sufficient to

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cover our remediation requirements along the pipeline for a ten-year period. After three years into the term of the insurance policy, we have completely exhausted the amount of insurance coverage.

    In addition to costs associated with the assets acquired from Tex-New Mex, the Partnership has also incurred spill clean up and remediation costs in connection with other properties it owns in various locations throughout the United States. The Partnership has also acquired insurance coverage to cover clean up and remediation costs that may be incurred in connection with properties not acquired from Tex-New Mex.


    The following are summaries of environmental remediation expense, estimated environmental liabilities, and amounts receivable under insurance policies for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                                    Years Ended December 31,
                                                          --------------------------------------------
                                                            2002             2001             2000
                                                          --------------------------------------------
                                                                                           (Unaudited)
Gross remediation expense ........................        $ 14,819         $ 25,372         $ 12,091
Less: Estimated insurance recoveries .............          (1,316)         (13,576)          (7,400)
                                                          --------         --------         --------
Total remediation expense ........................        $ 13,503         $ 11,796         $  4,691
                                                          ========         ========         ========


                                                                    Years Ended December 31,
                                                          --------------------------------------------
                                                            2002             2001             2000
                                                          --------------------------------------------
                                                                                           (Unaudited)
Environmental Liability at Beginning of Period ...        $ 12,075         $  6,412         $  2,998
Gross remediation expense ........................          14,819           25,372           12,091
Cash expenditures ................................         (13,454)         (19,709)          (8,677)
                                                          --------         --------         --------
Environmental Liability at End of Period .........        $ 13,440         $ 12,075         $  6,412
                                                          ========         ========         ========

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Years Ended December 31,
                                                              ----------------------------------------------
                                                                    2002            2001           2000
                                                              ----------------------------------------------
                                                                                                 (Unaudited)
Environmental Insurance Receivable at Beginning of Period        $ 14,344         $  7,285         $    900
Estimated recoveries                                                1,316           13,576            7,400
Cash receipts                                                      (6,857)          (6,517)          (1,015)
                                                                 --------         --------         --------
Environmental Insurance Receivable at End of Period              $  8,803         $ 14,344         $  7,285
                                                                 ========         ========         ========

    The environmental liability was classified in Other Current and Other Long-term Liabilities and the insurance receivable was classified in Trade and Other Receivables at December 31, 2002 and 2001.

    We may experience future releases of crude oil into the environment or discover releases that were previously unidentified. While an inspection program is maintained on our pipelines to prevent and detect such releases, and operational safeguards and contingency plans are in place for the operation of our processing facilities, damages and liabilities incurred due to any future environmental releases could affect our business. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations and that there are no outstanding potential liabilities or claims relating to safety and environmental matters that we are currently aware of the resolution of which, individually or in the aggregate, would have a materially adverse effect on our financial position or results of operations. However, we could be significantly adversely impacted by additional repair or remediation costs related to the pipeline assets we acquired from Tex-New Mex if the need for any additional repairs or remediation arises and we do not obtain reimbursement for any such costs as a result of the pending litigation concerning those assets. Our environmental expenditures include amounts spent on permitting, compliance and response plans, monitoring and spill cleanup and other remediation costs. In addition, we could be required to spend substantial sums to ensure the integrity of our pipeline systems, and in some cases, we may take pipelines out of service if we believe the costs of upgrades will exceed the value of the pipelines.

    No assurance can be given as to the amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently estimated. In the event of future increases in costs, we may be unable to pass on those increases to our customers.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair Value. Fair value represents the amount at which a financial instrument could be exchanged in a current transaction between willing parties. We have determined the estimated fair value amounts using available market data and valuation methodologies. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

    As of December 31, 2002 and 2001, the carrying amounts of items comprising current assets and current liabilities approximate fair value due to the short-term maturities of these instruments. The carrying amounts of the variable rate instruments in our credit facilities approximate fair value because the interest rates fluctuate with prevailing market rates. The carrying amount of our derivative instruments and energy trading activities approximate fair value as these contracts are recorded on the balance sheet at their fair value under SFAS 133 and EITF 98-10.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The carrying amount and fair values of our financial instruments are as follows (in millions):


                                                            December 31
                                      -----------------------------------------------------------
                                                 2002                             2001
                                      -------------------------         -------------------------
                                      Carrying          Fair            Carrying          Fair
                                       Amount           Value            Amount           Value
                                      --------         --------         --------         --------
NYMEX futures                         $    0.2         $    0.2         $   (5.6)        $   (5.6)
Forward contracts                     $   (1.0)        $   (1.0)        $     --         $     --
Short-term debt                       $  125.0         $  125.0         $  182.5         $  182.5
Term loans                            $   75.0         $   75.0         $     --         $     --
Long-term debt-11% Notes              $  235.0         $    N/A         $  235.0         $  255.3
Long-term debt - other                $    8.9         $    9.6         $     --         $     --

    It is not practicable to determine the fair value of our 11% senior unsecured notes since we are not yet able to determine the fair value of the consideration the senior unsecured noteholders will receive under the Restructuring Plan. Under the terms of our Restructuring Plan, we cancelled our 11% senior notes and the former senior unsecured noteholders and holders of allowed general unsecured claims will receive a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 EOTT LLC units. However, the exact pro rata allocation of the senior notes cannot be determined until the precise amount of each allowed claim is determined. This process is underway as part of our Restructuring Plan. Excluding amounts included in Liabilities Subject to Compromise, we believe that the carrying amounts of other financial instruments are a reasonable estimate of their fair value, unless otherwise noted.

    Credit Risk. In the normal course of business, we extend credit to various companies in the energy industry. Within this industry, certain elements of credit risk exist and may, to varying degrees, exceed amounts recognized in the accompanying consolidated financial statements, which may be affected by changes in economic or other external conditions and may accordingly impact our overall exposure to credit risk. Our exposure to credit loss in the event of nonperformance is limited to the book value of the trade commitments included in the accompanying Consolidated Balance Sheets. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures. Further, we believe that our portfolio of receivables is well diversified and that the allowance for doubtful accounts is adequate to absorb any potential losses. We require collateral in the form of letters of credit for certain of our receivables.

    During 2002 and 2001, sales to Koch Supply & Trading L.P. accounted for approximately 17% and 12% of our consolidated gross revenues. During 2000, no single customer accounted for more than 10% of consolidated gross revenues.

    Market Risk. Our trading and non-trading transactions give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. We closely monitor and manage our exposure to market risk to ensure compliance with our stated risk management policies which are regularly assessed to ensure their appropriateness given our objectives, strategies and current market conditions.

    We enter into forward, futures and other contracts to hedge the impact of market fluctuations on assets, lease crude oil purchases or other contractual commitments. Changes in the market value of transactions designated as energy trading activities or derivatives under SFAS 133 are recorded every period as mark-to-market gains or losses.

14. NEW ACCOUNTING STANDARDS NOT YET ADOPTED

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We believe the majority of our assets do not have an obligation to perform removal activities when the asset is retired; however, we are still in the process of reviewing all of our rights of way associated with our pipelines and identifying any other legal obligations associated with our assets. As such, we have not determined the effect of adopting this statement on our financial position and results of operations; however, we will reflect the impact of adoption in our 2003 first quarter Form 10-Q.

    In October 2002, the EITF reached a consensus in EITF Issue 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The EITF reached a consensus to rescind Issue 98-10, and related interpretive guidance, and preclude mark to market accounting for energy trading contracts that are not derivative instruments pursuant to SFAS 133. The consensus requires that gains and losses (realized and unrealized) on all derivative instruments held for trading purposes be shown net in the income statement, whether or not the instrument is settled physically. The consensus to rescind Issue 98-10 eliminated EOTT's basis for recognizing physical inventories at fair value. The consensus to rescind Issue 98-10 is effective for all new contracts entered into (and physical inventory purchased) after October 25, 2002. For energy trading contracts and physical inventories that existed on or before October 25, 2002, that remain at December 31, 2002, the consensus is effective January 1, 2003 and will be reported as a cumulative effect of a change in accounting principle. The cumulative effect of the accounting change on January 1, 2003 will be a loss of approximately $2.0 million. With the rescission of Issue 98-10, inventories purchased after October 25, 2002, have been valued at average cost.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred whereas under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value will be used to initially determine the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We have not initiated any exit or disposal activities that are subject to this statement.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Our General Partner had a Unit Option Plan (see Note
11) which will be terminated as part of the Restructuring Plan. There is no effect from SFAS No. 148 because the General Partner did not voluntarily elect the transition to the fair value based method of accounting.

    In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). This interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN No. 34 elaborates on

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superceded. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods after December 15, 2002. We have disclosed in Note 5, indemnifications that we have provided in connection with certain purchase and sale agreements.

    In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities ("VIE's"). FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. This guidance applies immediately to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect this statement to have any impact on our financial statements since we do not own an interest in any VIE's.

15.  BUSINESS SEGMENT INFORMATION

    We have four reportable segments, which management reviews in order to make decisions about resources to be allocated and assess its performance: North American Crude Oil - East of Rockies, Pipeline Operations, Liquids Operations and West Coast Operations. The North American Crude Oil - East of Rockies segment is organized into five operating regions and primarily purchases, gathers, transports and markets crude oil. For segment reporting purposes, these five operating regions have been aggregated as one reportable segment due to similarities in their operations as allowed by SFAS No. 131. The Pipeline Operations segment operates approximately 7,200 miles of active common carrier pipelines in 12 states. The Liquids Operations includes the Morgan's Point Facility and the Mont Belvieu Facility. The West Coast Operations includes crude oil gathering and marketing, refined products marketing and a natural gas liquids business. Effective June 1, 2002, we sold our West Coast refined products marketing operations. Effective June 30, 2001, we sold our crude oil gathering and marketing operations on the West Coast.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in Note 2. We evaluate performance based on operating income (loss).

    We account for intersegment revenue and transfers between North American Crude Oil - East of Rockies and West Coast Operations as if the sales or transfers were to third parties, that is, at current market prices. Intersegment revenues for Pipeline Operations are based on published pipeline tariffs.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY BUSINESS SEGMENT
 (IN THOUSANDS)


                                         NORTH
                                        AMERICAN                         WEST                         CORPORATE
                                        CRUDE OIL       PIPELINE         COAST                          AND
                                        - EOR          OPERATIONS     OPERATIONS(a)    LIQUIDS(a)     OTHER(a)(b)      CONSOLIDATED
                                       -----------     -----------    -------------   -----------    -------------     ------------
YEAR ENDED DECEMBER 31, 2002
Revenue from external customers .....  $   154,694     $    28,334     $    29,927    $   212,670      $        --     $   425,625

Intersegment revenue(c) .............      (11,406)         79,008              86             --          (67,688)             --
                                       -----------     -----------     -----------    -----------      -----------     -----------

   Total operating revenue(d) .......      143,288         107,342          30,013        212,670          (67,688)        425,625
                                       -----------     -----------     -----------    -----------      -----------     -----------

Gross profit ........................        3,396          34,162            (762)        17,568               --          54,364
                                       -----------     -----------     -----------    -----------      -----------     -----------

Operating income(loss) ..............      (13,861)         15,325         (25,246)       (36,472)         (28,531)        (88,785)

Other expense .......................           --              --              --             --          (12,946)        (12,946)
                                       -----------     -----------     -----------    -----------      -----------     -----------

Net income (loss) before cumulative
    effect of accounting changes ....      (13,861)         15,325         (25,246)       (36,472)         (41,477)       (101,731)
                                       -----------     -----------     -----------    -----------      -----------     -----------

Long-lived assets ...................       71,282         261,975          10,426         29,473            7,802         380,958
                                       -----------     -----------     -----------    -----------      -----------     -----------

Total assets ........................      475,889         286,769          15,099         60,666           35,011         873,434
                                       -----------     -----------     -----------    -----------      -----------     -----------

Additions to long-lived assets ......        1,158          15,494           6,799          7,651              136          31,238
                                       -----------     -----------     -----------    -----------      -----------     -----------

Depreciation and amortization .......        5,740          20,881           2,164          5,498            3,267          37,550
                                       -----------     -----------     -----------    -----------      -----------     -----------





                                         NORTH
                                        AMERICAN                         WEST                         CORPORATE
                                        CRUDE OIL       PIPELINE         COAST                           AND
                                        - EOR          OPERATIONS     OPERATIONS       LIQUIDS(e)     OTHER(b)          CONSOLIDATED
                                       -----------     -----------    -------------   -----------    -------------     ------------
YEAR ENDED DECEMBER 31, 2001

Revenue from external customers .....  $   229,595     $    24,009     $    64,368    $    48,701      $        --     $   366,673

Intersegment revenue(c) .............      (18,704)        103,515           3,031             --          (87,842)             --
                                       -----------     -----------     -----------    -----------      -----------     -----------

   Total operating revenue(d) .......      210,891         127,524          67,399         48,701          (87,842)        366,673
                                       -----------     -----------     -----------    -----------      -----------     -----------

Gross profit ........................       25,213          56,689            (473)        18,279               --          99,708
                                       -----------     -----------     -----------    -----------      -----------     -----------

Operating income(loss) ..............        9,742          49,966          (4,679)       (11,926)         (24,848)         18,255

Other expense .......................           --              --              --             --          (34,561)        (34,561)
                                       -----------     -----------     -----------    -----------      -----------     -----------

Net income (loss) before cumulative
    effect of accounting changes ....        9,742          49,966          (4,679)       (11,926)         (59,409)        (16,306)
                                       -----------     -----------     -----------    -----------      -----------     -----------

Long-lived assets ...................       75,703         266,806          28,270         83,552           11,544         465,875
                                       -----------     -----------     -----------    -----------      -----------     -----------

Total assets ........................      629,199         296,044          48,091         85,961           46,454       1,105,749
                                       -----------     -----------     -----------    -----------      -----------     -----------

Additions to long-lived assets ......        3,844          16,500          11,028         84,716            2,140         118,228
                                       -----------     -----------     -----------    -----------      -----------     -----------

Depreciation and amortization .......        6,010          21,792           2,146          3,047            3,083          36,078
                                       -----------     -----------     -----------    -----------      -----------     -----------

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                               NORTH
                                             AMERICAN                         WEST       CORPORATE
                                             CRUDE OIL       PIPELINE        COAST          AND
                                               - EOR        OPERATIONS    OPERATIONS(f)  OTHER(c)(f)   CONSOLIDATED
                                            ------------    -----------   -------------  -----------   ------------
YEAR ENDED DECEMBER 31, 2000 (UNAUDITED)

Revenue from external customers ...        $   228,060      $    20,988   $   108,410    $        --   $   357,458

Intersegment revenue(c) ...........            (15,335)         119,305       (10,477)       (93,493)           --
                                           -----------      -----------   -----------    -----------   -----------

   Total operating revenue(d) .....            212,725          140,293        97,933        (93,493)      357,458
                                           -----------      -----------   -----------    -----------   -----------

Gross profit ......................             18,524           73,606         3,016             --        95,146
                                           -----------      -----------   -----------    -----------   -----------

Operating income(loss) ............              2,109           66,292          (345)       (22,817)       45,239

Other expense .....................                 --               --            --        (31,406)      (31,406)
                                           -----------      -----------   -----------    -----------   -----------

Net income(loss) ..................              2,109           66,292          (345)       (54,223)       13,833
                                           -----------      -----------   -----------    -----------   -----------

Long-lived assets .................             79,416          269,343        31,693         13,481       393,933
                                           -----------      -----------   -----------    -----------   -----------

Total assets ......................            998,013          292,395       124,427         79,637     1,494,472
                                           -----------      -----------   -----------    -----------   -----------

Additions to long-lived assets ....                838            4,328         2,406          6,698        14,270
                                           -----------      -----------   -----------    -----------   -----------

Depreciation and amortization .....              7,515           21,153         2,689          2,511        33,868
                                           -----------      -----------   -----------    -----------   -----------

    (a) 2002 includes a $53.2 million impairment charge related to assets in our Liquids Operations, a $22.9 million impairment charge related to assets in our West Coast Operations and a net gain from reorganization items of $32.8 million. See Notes 1 and 7.

    (b)  Corporate and Other also includes intersegment eliminations.

    (c) Intersegment sales for North American Crude Oil - EOR and West Coast Operations are made at prices comparable to those received from external customers. Intersegment sales for Pipeline Operations are based on published pipeline tariffs.

    (d) In connection with the adoption of EITF Issue 02-03, we have presented all purchase and sale transactions related to our crude oil and refined product marketing and trading activities on a net basis and have reclassified previously reported amounts.

    (e)  2001 includes the $29.1 million impairment of the EGLI contracts. See
         Note 7.

    (f) 2000 includes nonrecurring income of $1.3 million related to mid-continent NGL activities recorded in West Coast Operations and nonrecurring severance charges of $0.7 million recorded in Corporate and Other.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     (In Thousands, Except Per Unit Amounts)


                                                   FIRST            SECOND            THIRD             FOURTH
                                                  QUARTER           QUARTER          QUARTER            QUARTER           TOTAL
                                                -----------       -----------       -----------       -----------      -----------
2002

Operating revenue(3) ......................     $    99,734       $   108,961       $   106,436       $   110,494      $   425,625

Gross profit ..............................          21,371            19,274             3,768             9,951           54,364

Operating Income (Loss)(1) ................           8,804             4,946           (13,572)          (88,963)         (88,785)

Net income (Loss)(1) ......................          (2,345)           (7,283)          (26,617)          (65,486)        (101,731)


Basic net income (loss) per Unit(4)

  Common ..................................           (0.03)             0.02                --                --            (0.01)
  Subordinated ............................           (0.19)            (0.80)            (2.25)               --            (3.24)

Diluted net income (loss) per Unit ........           (0.08)            (0.25)            (0.74)               --            (1.07)

Cash distributions per Common Unit(2) .....            0.25                --                --                --             0.25
                                                -----------       -----------       -----------       -----------      -----------


                                                   FIRST            SECOND            THIRD             FOURTH
                                                  QUARTER           QUARTER          QUARTER            QUARTER           TOTAL
                                                -----------       -----------       -----------       -----------      -----------
Operating revenue(3) ......................     $    99,341       $    85,534       $    95,483       $    86,315      $   366,673

Gross profit ..............................          25,301            24,992            30,817            18,598           99,708

Operating income (loss)(1) ................          12,497            12,365            17,417           (24,024)          18,255

Net income (loss) before cumulative

  effect of accounting change(1) ..........           5,269             4,133             7,363           (33,071)         (16,306)

Basic net income (loss) before cumulative
  effect of accounting change per Unit
  Common ..................................            0.19              0.15              0.26             (1.18)           (0.58)
  Subordinated ............................            0.19              0.15              0.26             (1.18)           (0.58)

Diluted net income (loss) before cumulative
  effect of accounting change per Unit ....            0.19              0.15              0.26             (1.18)           (0.58)

Cash distributions per Common Unit(2) .....           0.475             0.475             0.475             0.475             1.90
                                                -----------       -----------       -----------       -----------      -----------


    (1) Fourth quarter 2002 amounts include asset impairment charges of $76.1 million and a net gain on reorganization items of $32.8 million. Fourth quarter 2001 amounts include a $29.1 million impairment of our total remaining investment in the 10 year Toll Conversion and Storage Agreements. See further discussion in Note 1 and Note 7.

    (2) Cash distributions are shown in the quarter paid and are based on the prior quarter's earnings.

    (3) In connection with the adoption of EITF Issue 02-03, we have presented all purchase and sale transactions related to our crude oil and refined product marketing and trading activities on a net basis and have reclassified previously reported amounts for the first, second and third quarters of 2002 and 2001. The previously reported amounts were $103.0 million and $96.6 million for the three months ended September 30, 2002 and 2001, respectively, $1.4 billion and $2.3 billion for the three months ended June 30, 2002 and 2001, respectively, and $1.2 billion and $2.5 billion for the three months ended March 31, 2002 and 2001, respectively.

    (4) See Note 6 for discussion regarding the allocation of net income (loss) to unitholders.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.    FRESH START REPORTING - UNAUDITED PRO FORMA BALANCE SHEET

    EOTT's emergence from Chapter 11 bankruptcy proceedings on March 1, 2003 will result in a new reporting entity and adoption of fresh start reporting as of that date, in accordance with SOP 90-7. The financial statements as of December 31, 2002 do not give effect to any adjustments in the carrying value of assets or the amounts or classification of liabilities that will be recorded upon implementation of the Reorganization Plan.

    The following unaudited pro forma balance sheet reflects the implementation of the Reorganization Plan as if the Reorganization Plan was effective on December 31, 2002. Adjustments have been estimated in the pro forma balance sheet to reflect the discharge of debt and fresh start reporting in accordance with SOP 90-7. The estimated enterprise value of EOTT, inclusive of working capital, of $380 million (based on the mid-point of a range of values) which served as the basis for the Reorganization Plan as approved by the bankruptcy court, has been used to determine the value allocated to assets and liabilities in the pro forma balance sheet. Adjusting the enterprise value to include liabilities results in a reorganization value of $815 million at December 31, 2002.

    The enterprise value was determined by outside financial consultants using discounted cash flow, comparable transaction and capital market comparison analyses. We have arranged for independent valuations to be performed to assist in the allocation of reorganization value as of March 1, 2003 to the assets and liabilities of EOTT in proportion to their relative fair values in conformity with SFAS No. 141, "Business Combinations". These valuations have not been completed. The allocation of reorganization value to individual assets and liabilities will change based on facts present at the actual effective date of the Reorganization Plan, and will result in differences to the fresh start adjustments and allocated values estimated in the pro forma balance sheet.

    Implementation of fresh start reporting will have a material effect on our financial statements. As such, the financial statements for periods following the effective date of our Reorganization Plan will not be comparable to those before the effective date of the Reorganization Plan.

                           EOTT ENERGY PARTNERS, L.P.
                            (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Pro Forma Condensed Consolidated Balance Sheet
                               December 31, 2002
                                 (In thousands)
                                  (Unaudited)

                                             Historical                              Fresh Start         Pro Forma
                                         December 31, 2002   Discharge of Debt        Adjustments       December 31, 2002
                                         -----------------   -----------------       ------------       -----------------
Current Assets .....................        $  480,970         $       --            $       --            $  480,970
Long Term Assets ...................           392,464                 --               (57,464)(e)           335,000
                                            ----------         ----------            ----------            ----------
     Total Assets ..................        $  873,434         $       --            $  (57,464)           $  815,970
                                            ==========         ==========            ==========            ==========

CURRENT LIABILITIES:
Trade and Other Accounts Payable ...        $  389,346         $   22,953 (a)        $       --            $  412,299
Accrued Taxes Payable ..............            11,327             (8,500)(b)                --                 2,827
Term Loans .........................            75,000                 --                    --                75,000
Repo Agreements ....................            75,000                 --                    --                75,000
Receivable Financings ..............            50,000                 --                    --                50,000
Other ..............................            23,274                 --                    --                23,274
                                            ----------         ----------            ----------            ----------
     Total Current Liabilities .....           623,947             14,453                    --               638,400
                                            ----------         ----------            ----------            ----------

LONG-TERM LIABILITIES:
9% Senior Notes ....................                --            104,000(c)                 --               104,000
Ad Valorem Notes ...................                --              8,500(b)                 --                 8,500
Other ..............................            15,817                 --                    --                15,817
                                            ----------         ----------            ----------            ----------
     Total Long-term Liabilities ...            15,817            112,500                    --               128,317
                                            ----------         ----------            ----------            ----------

Liabilities Subject to Compromise ..           292,827           (292,827)(a)                --                    --
Additional Partnership Interests ...             9,318             (9,318)(d)                --                    --
Partner's Capital (Deficit) ........           (68,475)                --                68,475                49,253
                                                                                         49,253(f)
                                            ----------         ----------            ----------            ----------
     Total Liabilities and Partners'
        Capital ....................        $  873,434         $ (175,192)           $  117,728            $  815,970
                                            ==========         ==========            ==========            ==========

Notes:

    (a) Liabilities subject to compromise have been adjusted to reflect the settlement of the claims and discharge of the 11% senior notes and related accrued interest.

    (b) To reflect the issuance of a 6 year, 6% interest bearing note to all taxing authorities for accrued but unpaid ad valorem taxes in connection with the Restructuring Plan.

    (c) To reflect the issuance of $104 million, 9% senior unsecured notes to all former senior noteholders and general unsecured creditors with allowed claims in connection with the Restructuring Plan.

    (d) To reflect the elimination of the additional partnership interests in connection with the Restructuring Plan and to eliminate the accumulated deficit.

    (e) To reflect the reduction in long-term assets in an amount equal to the excess of the net assets of EOTT over the reorganization value.

    (f) To reflect the issuance of EOTT LLC units and warrants to former MLP unitholders, and the issuance of EOTT LLC units to former senior noteholders and general unsecured creditors with allowed claims in connection with the Restructuring Plan.

                           EOTT ENERGY PARTNERS, L.P.
                             (DEBTORS-IN-POSSESSION)
                         PREDECESSOR TO EOTT ENERGY LLC
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (In Thousands)


================================================================================


                                                    Balance at      Charged to                         Balance
                                                    Beginning       Costs and       Deductions         at End
                                                    of Period       Expenses        and Other        of Period
                                                   -------------   --------------   -------------   --------------
Year ended December 31, 2002
   Allowance for Doubtful Accounts..............   $       1,225   $            -   $         (15)  $        1,210
   Litigation Provisions........................   $         315   $        8,163   $        (102)  $        8,376
   Safety and Environmental.....................   $      12,075   $       14,819   $     (13,454)  $       13,440

Year ended December 31, 2001
   Allowance for Doubtful Accounts..............   $       1,827   $            -   $        (602)  $        1,225
   Litigation Provisions........................   $       1,000   $          315   $      (1,000)  $          315
   Safety and Environmental.....................   $       6,412   $       25,372   $     (19,709)  $       12,075

Year ended December 31, 2000 (Unaudited)
   Allowance for Doubtful Accounts..............   $       1,732   $            -   $          95   $        1,827
   Litigation Provisions........................   $       1,000   $            -   $           -   $        1,000
   Safety and Environmental.....................   $       2,998   $       12,091   $      (8,677)  $        6,412

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
--------   --------------------------------------------------------------------
     2.1   --     Third Amended Joint Chapter 11 Plan of the Debtors
                  (incorporated by reference to Exhibit 2.1 to current report on
                  Form 8-K/A for EOTT Energy Partners, L.P. dated December 17,
                  2002)

     2.2   --     Supplement/Amendment to Third Amended Joint Chapter 11 Plan of
                  the Debtors and Glossary of Defined Terms (incorporated by reference to Exhibit 2.2 to current report on
                  Form 8-K for EOTT Energy Partners, L.P. dated March 4, 2003)

     2.3   --     Third Amended Disclosure Statement Under 11 U.S.C. Section
                  1125 In Support of the Joint Chapter 11 Plan of the Debtors
                  (incorporated by reference to Exhibit 2.2 to current report on
                  Form 8-K/A for EOTT Energy Partners, L.P. dated December 17,
                  2002)

     *3.1   --    Certificate of Formation of EOTT Energy LLC, dated as of
                  November 13, 2002

     *3.2   --    Amended and Restated Limited Liability Company Agreement of
                  EOTT Energy LLC, dated as of March 1, 2003

     *3.3   --    Certificate of Merger of EOTT Energy Partners, L.P. into EOTT
                  Energy Operating Limited Partnership, filed on March 4, 2003

      3.4   --    Form of Amended and Restated Agreement of Limited Partnership
                  of EOTT Energy Operating Limited Partnership (incorporated by reference to Exhibit 10.11 to Registration Statement for EOTT
                  Energy Partners, L.P., File No. 33-73984)

      3.5   --    Amendment No. 1 dated as of September 1, 1999, to Amended and
                  Restated Agreement of Limited Partnership of EOTT Energy
                  Operating Limited Partnership (incorporated by reference to
                  Exhibit 3.2 to current report on Form 8-K for EOTT Energy
                  Partners, L.P. dated September 29, 1999)

      3.6   --    Amendment No. 2 dated as of August 29, 2001, to Amended and
                  Restated Agreement of Limited Partnership of EOTT Energy
                  Operating Limited Partnership (incorporated by reference to
                  Exhibit 3.10 to Current Report on Form 8-K/A for EOTT Energy
                  Partners, L.P. dated August 30, 2001)

      3.7   --    Form of Amended and Restated Agreement of Limited Partnership
                  of EOTT Energy Pipeline Limited Partnership (incorporated by reference to Exhibit 3.8 to Registration Statement for EOTT
                  Energy Partners, L.P., File No. 33-82269)

      3.8   --    Amendment No. 1 dated as of September 1, 1999, to Amended and
                  Restated Agreement of Limited Partnership of EOTT Energy
                  Pipeline Limited Partnership (incorporated by reference to
                  Exhibit 3.3 to current report on Form 8-K dated September 29,
                  1999)

      3.9   --    Amendment No. 2 dated as of August 29, 2001, to Amended and
                  Restated Agreement of Limited Partnership of EOTT Energy
                  Pipeline Limited Partnership (incorporated by reference to
                  Exhibit 3.11 to Current Report on Form 8-K/A for EOTT Energy
                  Partners, L.P. dated August 30, 2001)

     3.10  --     Amended and Restated Agreement of Limited Partnership of EOTT
                  Energy Canada Limited Partnership (incorporated by reference to Exhibit 3.9 to Registration Statement for EOTT Energy
                  Partners, L.P., File No. 33-82269)


     3.11  --     Amendment No. 1 dated as of September 1, 1999, to Amended and
                  Restated Agreement of Limited Partnership of EOTT Energy
                  Canada Limited Partnership (incorporated by reference to
                  Exhibit 3.2 to current report on Form 8-K for EOTT Energy
                  Partners, L.P. dated September 29, 1999)

     3.12  --     Amendment No. 2 dated as of August 29, 2001, to Amended and
                  Restated Agreement of Limited Partnership of EOTT Energy
                  Canada Limited Partnership (incorporated by reference to
                  Exhibit 3.12 to Current Report on Form 8-K/A for EOTT Energy
                  Partners, L.P. dated August 30, 2001)

     3.13 --      Agreement of Limited Partnership dated as of June 28, 2001 of
                  EOTT Energy Liquids, L.P. (incorporated by reference to
                  Exhibit 3.13 to Quarterly Report on Form 10-Q for EOTT Energy
                  Partners, L.P. for the Quarter Ended September 30, 2001)

     3.14 --      Limited Liability Company Agreement dated as of June 27, 2001 of EOTT Energy General Partner, L.L.C. (incorporated by
                  reference to Exhibit 3.14 to Quarterly Report on Form 10-Q for
                  EOTT Energy Partners, L.P. for the Quarter Ended September 30,
                  2001)

     3.15 --      Amendment No. 1 dated as of August 29, 2001, to the Limited
                  Liability Company Agreement of EOTT Energy General Partner,
                  L.L.C. (incorporated by reference to Exhibit 3.15 to Quarterly
                  Report on Form 10-Q for EOTT Energy Partners, L.P. for the
                  Quarter Ended September 30, 2001)

      4.1 -- Indenture among EOTT Energy LLC, the Subsidiary Guarantors and the Bank of New York, as trustee, for 9% Senior Notes due
                  2010, dated March 1, 2003 (incorporated by reference to
                  Exhibit T3C to Amendment No. 1 to EOTT Energy LLC's
                  Application for Qualification of Indenture on Form T-3 dated
                  April 4, 2003)

     *4.2 --      Form of Warrant Agreement, dated as of March 1, 2003

     *4.3 --      Form of Registration Rights Agreement, by and between EOTT
                  Energy LLC and Unitholders, dated as of March 1, 2003

    10.01 --      Form of Corporate Services Agreement between Enron Corp. and
                  EOTT Energy Corp. (incorporated by reference to Exhibit 10.08 to Registration Statement for EOTT Energy Partners, L.P., File
                  No. 33-73984)

    10.02 --      Form of Contribution and Closing Agreement between EOTT Energy
                  Corp. and EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 10.09 to Registration Statement for EOTT
                  Energy Partners, L.P., File No. 33-73984)

    10.03 --      Form of Ancillary Agreement by and among Enron Corp., EOTT
                  Energy Partners, L.P., EOTT Energy Operating Limited
                  Partnership, EOTT Energy Pipeline Limited Partnership, EOTT
                  Energy Canada Limited Partnership, and EOTT Energy Corp.
                  (incorporated by reference to Exhibit 10.10 to Registration
                  Statement for EOTT Energy Partners, L.P., File No. 33-73984)

    10.04 -- EOTT Energy Corp. Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to Registration Statement for EOTT
                  Energy Partners, L.P., File No. 33-73984)

    10.05 --      EOTT Energy Corp. 1994 Unit Option Plan and the related Option
                  Agreement (incorporated by reference to Exhibit 10.15 to Registration Statement for EOTT Energy Partners, L.P., File
                  No. 33-73984)

    10.06 -- EOTT Energy Corp. Severance Pay Plan (incorporated by reference to Exhibit 10.16 to Registration Statement for EOTT
                  Energy Partners, L.P., File No. 33-73984)


    10.07 -- EOTT Energy Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the Quarter Ended September
                  30, 1997)

    10.08 --      Support Agreement dated September 21, 1998 between EOTT Energy
                  Partners, L.P., EOTT Energy Operating Limited Partnership and
                  Enron Corp. (incorporated by reference to Exhibit 10.22 to
                  Quarterly Report on Form 10-Q for the Quarter Ended September
                  30, 1998)

 ***10.09 --      Crude Oil Supply and Terminalling Agreement dated as of
                  December 1, 1998 between Koch Oil Company and EOTT Energy
                  Operating Limited Partnership (incorporated by reference to
                  Exhibit 10.23 to Annual Report on Form 10-K for EOTT Energy
                  Partners, L.P. for the Year Ended December 31, 1998)

    10.10 --      Amended and Restated Credit Agreement as of December 1, 1998
                  between EOTT Energy Operating Limited Partnership, as
                  Borrower, and Enron Corp., as Lender (incorporated by
                  reference to Exhibit 10.24 to Annual Report on Form 10-K for
                  EOTT Energy Partners, L.P. for the Year Ended December 31,
                  1998)

    10.11 --      Amendment dated March 17, 1999 to the Amended and Restated
                  Credit Agreement as of December 1, 1998 between EOTT Energy
                  Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the Year Ended December 31, 1998)

 ***10.12 --      Amendment dated December 1, 1998 to the Crude Oil Supply and
                  Terminalling Agreement dated as of December 1, 1998 between
                  Koch Oil Company and EOTT Energy Operating Limited Partnership
                  (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the Year Ended
                  December 31, 1998)

    10.13 --      Amendment dated August 11, 1999 to the Amended and Restated
                  Credit Agreement as of December 1, 1998 between EOTT Energy
                  Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P.
                  for the Period Ended June 30, 1999)

 ***10.14 --      Letter Agreement dated September 14, 2000 amending Crude Oil
                  Supply and Terminalling Agreement (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q for EOTT
                  Energy Partners, L.P. for the Period Ended September 30, 2000)

 ***10.15 --      Letter Agreement dated February 6, 2001 amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2000)

  **10.16 --      Letter Agreement dated May 17, 2002 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998

  **10.17 --      Letter Agreement dated May 17, 2002 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998

  **10.18 --      Letter Agreement dated June 26, 2002 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998

  **10.19 --      Letter Agreement dated October 3, 2002 amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998


    10.20 --      Purchase and Sale Agreement between Enron Corp. and EOTT
                  Energy Partners, L.P., dated June 29, 2001, with list of omitted schedules and agreement to furnish omitted schedules supplementally to the Securities and Exchange Commission upon request (incorporated by reference to Exhibit 10.38 to Current
                  Report on Form 8-K for EOTT Energy Partners, L.P. dated July
                  13, 2001)

    10.21 --      Mont Belvieu Storage Capacity Purchase Agreement Dated as of
                  June 29, 2001 between EOTT Energy Liquids, L.P. and Enron Gas
                  Liquids, Inc. (incorporated by reference to Exhibit 10.21 to
                  Amendment No. 1 to Annual Report on Form 10-K/A for EOTT
                  Energy Partners, L.P. for the year ended December 31, 2001)

    10.22 --      Toll Conversion Agreement dated as of June 29, 2001 between
                  EOTT Energy Liquids, L.P. and Enron Gas Liquids, Inc.
                  (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Annual Report on Form 10-K/A for EOTT Energy Partners, L.P.
                  for the year ended December 31, 2001)

    10.23 -- Administrative Services Agreement dated as of June 29, 2001 between EOTT Energy Corp. and EOTT Energy General Partner,
                  L.L.C. (incorporated by reference to Exhibit 10.41 to Annual
                  Report on Form 10-K/A for EOTT Energy Partners, L.P. or the year ended December 31, 2001)

****10.24 --      Letter Agreement dated June 27, 2001, amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2001)

****10.25 --      Letter Agreement dated August 23, 2001, amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2001)

    10.26 --      Letter Agreement dated December 18, 2001, amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2001)

****10.27 --      Letter Agreement dated January 9, 2002, amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2001)

    10.28 -- Commodity Repurchase Agreement, dated as of February 28, 1998, between EOTT Energy Operating Limited Partnership and Standard
                  Chartered Trade Service Corporation (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for EOTT Energy
                  Partners, L.P. for the year ended December 31, 2001)

    10.29 --      Receivable(s) Purchase Agreement, dated as of October 19,
                  1999, between EOTT Energy Operating Limited Partnership and
                  Standard Chartered Trade Services Corporation (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for
                  EOTT Energy Partners, L.P. for the year ended December 31,
                  2001)

    10.30 -- First Amendment to the Receivable(s) Purchase Agreement, dated as of January 12, 2000, by and between EOTT Energy Operating
                  Limited Partnership and Standard Chartered Trade Services
                  Corporation (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended December 31, 2001)

****10.31 --      Second Amended and Restated Reimbursement, Loan and Security
                  Agreement, dated as of April 23, 2002, by and between EOTT
                  Energy Operating Limited Partnership, et al. and Standard
                  Chartered Bank (incorporated by reference to Exhibit 10.31 to
                  Annual Report on Form 10-K for EOTT Energy Partners, L.P. for
                  the year ended December 31, 2001)


    10.32 --      Letter Agreement, dated as of April 23, 2002, regarding
                  Commodity Repurchase Agreement and Receivable(s) Purchase
                  Agreement (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended December 31, 2001)

    10.33 --      Standard Chartered Bank Limited Forbearance Letter, dated
                  August 13, 2002 (incorporated by reference to Exhibit 10.1 to
                  Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P.
                  for the period ended June 30, 2002)

    10.34 --      Standard Chartered Bank Limited Forbearance Letter dated
                  August 27, 2002 (incorporated by reference to Exhibit 10.1 to
                  Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P.
                  for the period ended September 30, 2002)

    10.35 --      Settlement Agreement by and among EOTT Energy Partners, L.P.
                  and certain of its subsidiaries and Enron Corp. and certain of its affiliates, dated as of October 8, 2002 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for
                  EOTT Energy Partners, L.P. for the period ended September 30,
                  2002)

    10.36 --      Restructuring Agreement by and among EOTT Energy Partners,
                  L.P. and certain of its subsidiaries and Enron Corp. and certain of its affiliates, Standard Chartered Bank PLC, Standard Chartered Trade Services Corporation, Lehman
                  Commercial Paper, Inc., and Certain Holders of the Company's
                  11% Senior Notes Due 2009, dated as of October 7, 2002
                  (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the period ended September 30, 2002)

    10.37 --      Debtor-In-Possession Letter of Credit Agreement among EOTT
                  Energy Operating Limited Partnership, EOTT Energy Canada
                  Limited Partnership, EOTT Energy Liquids, L.P., and EOTT
                  Energy Pipeline Limited Partnership, as debtors and debtors-in-possession and as joint and several Borrowers, EOTT
                  Energy Partners, L.P. and EOTT Energy General Partner, L.L.C., as debtors and debtors-in-possession and as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and
                  Collateral Agent and the LC Participants hereto, dated as of October 18, 2002 (incorporated by reference to Exhibit 10.4 to
                  Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P.
                  for the period ended September 30, 2002)

    10.38 --      Debtor-In-Possession Term Loan Agreement among EOTT Energy
                  Operating Limited Partnership, EOTT Energy Canada Limited
                  Partnership, EOTT Energy Liquids, L.P. and EOTT Energy
                  Pipeline Limited Partnership, as debtors and
                  debtors-in-possession and as joint and several Borrowers, EOTT
                  Energy Partners, L.P. and EOTT Energy General Partner, L.L.C.
                  as debtors and debtors-in-possession and as Guarantors, Lehman
                  Brothers- Inc., as Term Lender Agent and the Term Lenders
                  hereto, dated as of October 18, 2002 (incorporated by
                  reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for
                  EOTT Energy Partners, L.P. for the period ended September 30,
                  2002)

    10.39 -- Amended and Restated Commodities Repurchase Agreement, by and among EOTT Energy Operating Limited Partnership, Standard
                  Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of October 18, 2002
                  (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the period ended September 30, 2002)

    10.40 -- Amended and Restated Receivables Purchase Agreement, by and among EOTT Energy Operating Limited Partnership, Standard
                  Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of October 18, 2002
                  (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the period ended September 30, 2002)


    10.41 --      Intercreditor and Security Agreement, among EOTT Energy
                  Operating Limited Partnership, EOTT Energy Canada Limited
                  Partnership, EOTT Energy Liquids, L.P., and EOTT Energy
                  Pipeline Limited Partnership, as debtors and debtors-in-possession and as joint and several Borrowers, and EOTT Energy Partners, L.P. and EOTT Energy General Partner,
                  L.L.C. as debtors and debtors-in-possession and as joint and several Guarantors, and Standard Chartered Bank, Lehman
                  Brothers, Inc., and Standard Chartered Trade Services
                  Corporation and various other Secured Parties and Standard
                  Chartered Bank, as collateral agent, dated as of October 18, 2002 (incorporated by reference to Exhibit 10.8 to Quarterly
                  Report on Form 10-Q for EOTT Energy Partners, L.P. for the period ended September 30, 2002)

  **10.42 --      Letter of Credit Agreement among EOTT Energy Operating Limited
                  Partnership, EOTT Energy Canada Limited Partnership, EOTT
                  Energy Liquids, L.P., and EOTT Energy Pipeline Limited
                  Partnership, as joint and several Borrowers, EOTT Energy LLC and EOTT Energy General Partner, L.L.C., as Guarantors,
                  Standard Chartered Bank, as LC Agent, LC Issuer, and
                  Collateral Agent and the LC Participants hereto, dated as of
                  February 11, 2003

  **10.43 --      Term Loan Agreement among EOTT Energy Operating Limited
                  Partnership, EOTT Energy Canada Limited Partnership, EOTT
                  Energy Liquids, L.P. and EOTT Energy Pipeline Limited
                  Partnership, as joint and several Borrowers, EOTT Energy LLC and EOTT Energy General Partner, L.L.C. as Guarantors, Lehman
                  Brothers Inc., as Term Lender Agent and the Term Lenders
                  hereto, dated as of February 11, 2003

  * 10.44 --      Second Amended and Restated Commodities Repurchase Agreement,
                  by and among EOTT Energy Operating Limited Partnership,
                  Standard Chartered Trade Services Corporation, Standard
                  Chartered Bank, as collateral agent, dated as of February 11,
                  2003

  * 10.45 --      Second Amended and Restated Receivables Purchase Agreement, by
                  and among EOTT Energy Operating Limited Partnership, Standard
                  Chartered Trade Services Corporation, Standard Chartered Bank,
                  as collateral agent, dated as of February 11, 2003

  * 10.46 --      Intercreditor and Security Agreement, among EOTT Energy
                  Operating Limited Partnership, EOTT Energy Canada Limited
                  Partnership, EOTT Energy Liquids, L.P., and EOTT Energy
                  Pipeline Limited Partnership, as joint and several Borrowers, and EOTT Energy LLC and EOTT Energy General Partner, L.L.C. as
                  joint and several Guarantors, and Standard Chartered Bank,
                  Lehman Brothers, Inc., and Standard Chartered Trade Services
                  Corporation and various other Secured Parties and Standard
                  Chartered Bank, as collateral agent, dated as of March 1, 2003

    10.47 --      Form of Executive Employment Agreement between EOTT Energy
                  Corp. and Dana R. Gibbs (incorporated by reference to Exhibit
                  10.32 to Quarterly Report on Form 10-Q for the Period Ended
                  September 30, 2000)

    10.48 --      Form of Executive Employment Agreement between EOTT Energy
                  Corp. and Lori Maddox (incorporated by reference to Exhibit
                  10.36 to Annual Report on Form 10-K for the year ended
                  December 31, 2000)

    10.49 --      Form of Executive Employment Agreement between EOTT Energy
                  Corp. and Molly Sample (incorporated by reference to Exhibit
                  10.35 to Annual Report on Form 10-K for the year ended
                  December 31, 2000)

  * 10.50 --      Form of Executive Employment Agreement between EOTT Energy
                  Corp. and Mary Ellen Coombe effective as of October 1, 2002

  * 10.51 --      Form of First Amendment to Executive Employment Agreement
                  between EOTT Energy Corp. and Lori L. Maddox effective as of
                  September 26, 2002


  * 10.52   --    Form of First Amendment to Executive Employment Agreement
                  between EOTT Energy Corp. and Molly M. Sample effective as of
                  July 29, 2002

  * 10.53   --    Letter of Offering from EOTT Energy LLC to Thomas M. Matthews dated February 27, 2003

  * 10.54   --    Letter of Offering from EOTT Energy LLC to H. Keith Kaelber dated February 27, 2003

  *  21.1   --    Subsidiaries of the Registrant

  *  99.1   --    Section 906 Certification for Thomas M. Matthews

  *  99.2   --    Section 906 Certification for H. Keith Kaelber

  *      Filed herewith.

  ** Filed herewith, but confidential treatment has been requested with respect to certain portions of this exhibit.

  ***    Certain portions of this exhibit have been treated confidentially.

  **** Confidential treatment has been requested with respect to certain portions of this exhibit.