Form 10-Q
period 2003-03-31
EOTT ENERGY LLC
filed 2003-05-20
CIK 1219702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-50195

                                 EOTT ENERGY LLC
             (Exact name of registrant as specified in its charter)



           Delaware                                          48-1285117
-------------------------------                          -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

 2000 West Sam Houston Parkway South,
           Suite 400
         Houston, Texas                                        77042
----------------------------------------                      --------
(Address of principal executive offices)                     (Zip Code)

                                 (713) 993-5200
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate by checkmark whether the registrant has filed all documents and reports to be filed by Section 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The number of limited liability company units outstanding as of May 8, 2003 was 12,317,340.

                                 EOTT ENERGY LLC

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Statements of Operations (Unaudited) -
      One Month Ended March 31, 2003 (Successor Company),
      Two Months Ended February 28, 2003 and
      Three Months Ended March 31, 2002 (Predecessor Company) ...........................................1

   Condensed Consolidated Balance Sheets (Unaudited) -
      March 31, 2003 (Successor Company) and
      December 31, 2002 (Predecessor Company)............................................................2

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      One Month Ended March 31, 2003 (Successor Company),
      Two Months Ended February 28, 2003 and
      Three Months Ended March 31, 2002 (Predecessor Company) ...........................................3

   Condensed Consolidated Statement of Members'/Partners'
      Capital (Unaudited) - One Month Ended March 31, 2003 (Successor
      Company) and Two Months Ended February 28, 2003 (Predecessor
      Company)...........................................................................................4

   Notes to Condensed Consolidated Financial Statements (Unaudited)......................................5


ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................................................28

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................47

ITEM 4.  Controls and Procedures........................................................................48


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................................................49

ITEM 2.  Changes in Securities and Use of Proceeds......................................................49

ITEM 3.  Defaults Upon Senior Securities................................................................49

ITEM 6.  Exhibits and Reports on Form 8-K...............................................................49

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Unit Amounts)
                                   (Unaudited)

                                                          SUCCESSOR COMPANY  |          PREDECESSOR COMPANY
                                                          -----------------  |  ----------------------------------
                                                             ONE MONTH       |     TWO MONTHS        THREE MONTHS
                                                               ENDED         |       ENDED               ENDED
                                                            MARCH 31, 2003   |  FEBRUARY 28, 2003   MARCH 31, 2002
                                                            --------------   |  -----------------   --------------
                                                                             |
                                                                             |
Operating Revenue......................................    $       28,774    |  $      77,887      $      99,734
                                                                             |
Cost of Sales..........................................            14,247    |         43,827             37,677
Operating Expenses.....................................            12,121    |         19,116             32,349
Depreciation and Amortization- operating...............             1,924    |          5,041              8,337
                                                           --------------    |  -------------      -------------
                                                                             |
Gross Profit...........................................               482    |          9,903             21,371
                                                           --------------    |  -------------      -------------
                                                                             |
Selling, General and Administrative Expenses...........             3,993    |          7,069             12,675
Depreciation and Amortization- corporate & other.......                 1    |            519                820
Other (Income) Expense.................................              (139)   |             42               (928)
                                                           --------------    |  -------------      -------------
                                                                             |
Operating Income (Loss)................................            (3,373)   |          2,273              8,804
                                                                             |
Interest Expense and Related Charges...................            (3,301)   |         (5,645)           (11,240)
Interest Income........................................                23    |             58                 18
Other, net.............................................                 1    |             98                 73
                                                           --------------    |  -------------      -------------
                                                                             |
Income (Loss) Before Reorganization Items, Net Gain on                       |
   Discharge of Debt, Fresh Start Adjustments and                            |
   Cumulative Effect of Accounting Changes.............            (6,650)   |         (3,216)            (2,345)
Reorganization Items (Note 2)..........................                 -    |         (7,330)                 -
Net Gain on Discharge of Debt (Note 2).................                 -    |        131,560                  -
Fresh Start Adjustments (Note 3).......................                 -    |        (56,771)                 -
                                                           --------------    |  -------------      -------------
                                                                             |
Income (Loss) Before Cumulative                                              |
   Effect of Accounting Changes........................            (6,650)   |         64,243             (2,345)
Cumulative Effect of Accounting Changes (Note 9).......                 -    |         (3,976)                 -
                                                           --------------    |  -------------      -------------
                                                                             |
Net Income (Loss)......................................    $       (6,650)   |  $      60,267      $      (2,345)
                                                           ==============    |  =============      =============
                                                                             |
                                                                             |
Basic Net Income (Loss) Per Unit (Note 6)                                    |
   Common Unit.........................................               N/A    |  $        0.12      $       (0.03)
                                                           ==============    |  =============      =============
   Subordinated Unit...................................               N/A    |  $           -      $       (0.19)
                                                           ==============    |  =============      =============
                                                                             |
   LLC Unit............................................    $        (0.54)   |            N/A                N/A
                                                           ===============   |  =============      =============
                                                                             |
Diluted Net Income (Loss) Per Unit (Note 6)............    $        (0.54)   |  $        0.08      $       (0.08)
                                                           ===============   |  =============      =============
                                                                             |
Average Units Outstanding for Diluted Computation                  12,317    |         27,476             27,476
                                                           ==============    |  =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                    SUCCESSOR    |    PREDECESSOR
                                                                                     COMPANY     |      COMPANY
                                                                                  -------------  |  -------------
                                                                                    MARCH 31,    |   DECEMBER 31,
                                                                                      2003       |       2002
                                                                                  -------------  |  -------------
                                                                                                 |
                        ASSETS                                                                   |
                                                                                                 |
Current Assets                                                                                   |
   Cash and cash equivalents.................................................     $      14,377  |  $      16,432
   Trade and other receivables, net of allowance for doubtful                                    |
     accounts of $1,210 and $1,210, respectively.............................           472,401  |        407,096
   Inventories...............................................................            31,157  |         33,554
   Other.....................................................................            13,586  |         23,888
                                                                                  -------------  |  -------------
     Total current assets....................................................           531,521  |        480,970
                                                                                  -------------  |  -------------
                                                                                                 |
Property, Plant and Equipment................................................           330,999  |        598,925
   Less: Accumulated depreciation............................................             1,925  |        217,967
                                                                                  -------------  |  -------------
     Net property, plant and equipment.......................................           329,074  |        380,958
                                                                                  -------------  |  -------------
                                                                                                 |
Goodwill.....................................................................                 -  |          7,436
                                                                                  -------------  |  -------------
                                                                                                 |
Other Assets.................................................................             8,130  |          4,070
                                                                                  -------------  |  -------------
                                                                                                 |
Total Assets.................................................................     $     868,725  |  $     873,434
                                                                                  =============  |  =============
                                                                                                 |
       LIABILITIES AND MEMBERS'/PARTNERS' CAPITAL                                                |
                                                                                                 |
Current Liabilities                                                                              |
   Trade accounts payable ...................................................     $     499,431  |  $     389,346
   Accrued taxes payable.....................................................             5,621  |         11,327
   Term loans (Note 7).......................................................                 -  |         75,000
   Commodity repurchase agreement (Note 7)...................................                 -  |         75,000
   Receivable financing (Note 7).............................................            40,000  |         50,000
   Other.....................................................................            20,680  |         23,274
                                                                                  -------------  |  -------------
     Total current liabilities...............................................           565,732  |        623,947
                                                                                  -------------  |  -------------
                                                                                                 |
Long-Term Liabilities                                                                            |
   9% senior notes (Note 7)..................................................            98,800  |              -
   Term loans (Note 7).......................................................            75,000  |              -
   Commodity repurchase agreement (Note 7)...................................            75,000  |              -
   Note payable to Enron Corp................................................             5,799  |          5,212
   Other.....................................................................            18,357  |         10,605
                                                                                  -------------  |  -------------
     Total long-term liabilities.............................................           272,956  |         15,817
                                                                                  -------------  |  -------------
                                                                                                 |
Liabilities Subject to Compromise (Note 2)...................................                 -  |        292,827
                                                                                  -------------  |  --------------
                                                                                                 |
Commitments and Contingencies (Note 8)                                                           |
                                                                                                 |
Additional Partnership Interests (Note 5)....................................                -   |          9,318
                                                                                  ------------   |  -------------
                                                                                                 |
Members'/Partners' Capital (Deficit).........................................            30,037  |        (68,475)
                                                                                  -------------  |  -------------
                                                                                                 |
Total Liabilities and Members'/Partners' Capital.............................     $     868,725  |  $     873,434
                                                                                  =============  |  =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                   SUCCESSOR COMPANY   |         PREDECESSOR COMPANY
                                                                 --------------------- |  ---------------------------------
                                                                      ONE MONTH        |    TWO MONTHS       THREE MONTHS
                                                                        ENDED          |       ENDED             ENDED
                                                                    MARCH 31, 2003     |  FEBRUARY 28, 2003  MARCH 31, 2002
                                                                 --------------------- |  -----------------  --------------
                                                                                       |
CASH FLOWS FROM OPERATING ACTIVITIES                                                   |
    Reconciliation of net income (loss) to net cash provided                           |
    by (used in) operating activities                                                  |
     Net income (loss)............................................     $   (6,650)     |   $     60,267       $   (2,345)
     Depreciation and amortization................................          1,925      |          5,560            9,157
     Net unrealized change in crude oil trading activities........           (895)     |         (2,120)            (549)
     Gains on disposal of assets..................................           (103)     |              -              (24)
     Non-cash net gain for reorganization items and discharge                          |
     of debt......................................................              -      |       (127,185)               -
     Fresh start adjustments......................................              -      |         56,771                -
     Changes in components of working capital -                                        |
       Receivables................................................        (33,040)     |        (32,177)          40,200
       Inventories................................................         (4,547)     |          7,617            5,223
       Other current assets.......................................         (3,073)     |          2,428            5,855
       Trade accounts payable.....................................         30,731      |         49,500          (52,665)
       Accrued taxes payable......................................            883      |          1,717            2,021
       Other current liabilities..................................           (407)     |           (320)           1,225
     Other assets and liabilities.................................         (1,026)     |          2,530            3,966
                                                                       ----------      |   ------------       ----------
   Net Cash Provided by (Used in) Operating Activities............        (16,202)     |         24,588           12,064
                                                                       ----------      |   ------------       ----------
                                                                                       |
CASH FLOWS FROM INVESTING ACTIVITIES                                                   |
   Proceeds from sale of property, plant and equipment............            103      |              -              107
   Additions to property, plant and equipment.....................           (259)     |           (285)         (17,283)
                                                                       ----------      |   ------------       ----------
                                                                                       |
   Net Cash Used In Investing Activities..........................           (156)     |           (285)         (17,176)
                                                                       ----------      |   ------------       ----------
                                                                                       |
CASH FLOWS FROM FINANCING ACTIVITIES                                                   |
   Increase (decrease) in receivable financing....................        (10,000)     |              -            7,500
   Distributions to unitholders...................................              -      |              -           (4,712)
                                                                       ----------      |   ------------       ----------
   Net Cash Provided by (Used in) Financing Activities............        (10,000)     |              -            2,788
                                                                       ----------      |   ------------       ----------
                                                                                       |
Increase (Decrease) in Cash and Cash Equivalents..................        (26,358)     |         24,303           (2,324)
Cash and Cash Equivalents Beginning of Period.....................         40,735      |         16,432            2,941
                                                                       ----------      |   ------------       ----------
Cash and Cash Equivalents End of Period...........................     $   14,377      |   $     40,735       $      617
                                                                       ==========      |   ============       ==========
                                                                                       |
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                       |
   Cash Paid for Interest.........................................     $    2,084      |   $      5,599       $    2,123
                                                                       ==========      |   ============       ==========
   Cash Paid for Reorganization Items.............................     $    1,637      |   $      2,867       $        -
                                                                       ==========      |   ============       ==========
                                                                                       |
SUPPLEMENTAL NON CASH INVESTING AND FINANCING INFORMATION                              |
   Discharge of 11% Senior Notes, including accrued interest......     $        -      |   $    248,481       $        -
                                                                       ----------      |   ------------       ----------
   Cancellation of additional partnership interests...............     $        -      |   $      9,318       $        -
                                                                       ----------      |   ------------       ----------
   Issuance of 9% Senior Notes....................................     $        -          $    104,000       $        -
                                                                       ----------      |   ------------       ----------
   Issuance of new equity of Successor Company....................     $        -      |   $     36,687       $        -
                                                                       ----------      |   ------------       ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
         CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS'/PARTNERS' CAPITAL
                                 (In Thousands)
                                   (Unaudited)

                                                                     PARTNERS' CAPITAL
                                                        -------------------------------------------
                                                          COMMON         SUBORDINATED       GENERAL      MEMBERS'
                                                         UNITHOLDERS      UNITHOLDERS       PARTNER      CAPITAL       TOTAL
                                                        ------------     ------------       -------      --------      -----
Partners' Capital (Deficit) at December 31, 2002
  (Predecessor Company)............................     $  (2,135)        $        -    $   (66,340)  $        -   $    (68,475)
Loss Before Reorganization Items, Net Gain on
  Discharge of Debt and Fresh Start Accounting
  Adjustments......................................             -                  -         (7,192)           -         (7,192)
Reorganization Items and Net Gain on Discharge of
  Debt.............................................        15,700             36,705         80,033       36,687        169,125
Fresh Start Adjustments............................       (13,565)           (36,705)        (6,501)           -        (56,771)
                                                        ---------         ----------    -----------   ----------   ------------
Members' Capital at February 28, 2003
  (Successor Company)..............................     $       -         $        -    $         -   $   36,687   $     36,687
                                                        =========         ==========    ===========   ==========   ============
_______________________________________________________________________________________________________________________________
Members' Capital at February 28, 2003
  (Successor Company)..............................     $       -         $        -    $         -   $   36,687   $     36,687
Net Loss...........................................             -                  -              -       (6,650)        (6,650)
                                                        ---------         ----------    -----------   ----------   ------------
Members' Capital at March 31, 2003
  (Successor Company)..............................     $       -         $        -    $         -   $   30,037   $     30,037
                                                        =========         ==========    ===========   ==========   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION

      We are a Delaware limited liability company that was formed on November 14, 2002 as EOTT Energy LLC ("EOTT LLC") in anticipation of assuming and continuing the business formerly directly owned by EOTT Energy Partners, L.P. (the "MLP"), which, as described in Note 2 below, filed for Chapter 11 reorganization with its wholly owned subsidiaries on October 8, 2002. We emerged from bankruptcy and we became the successor registrant to the MLP on March 1, 2003, the effective date of the Third Amended Joint Chapter 11 Plan of Reorganization, as supplemented ("Restructuring Plan"). We operate principally through four affiliated operating limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Pipeline Limited Partnership, and EOTT Energy Liquids L.P., each of which is a Delaware limited partnership. In 1999, EOTT Energy Finance Corp. was formed in connection with a debt offering to facilitate certain investors' ability to purchase our 11% senior notes. In 2001, we formed EOTT Energy General Partner, L.L.C., which serves as the general partner for our four affiliated operating limited partnerships. Until our emergence from bankruptcy, EOTT Energy Corp. (the "General Partner"), a Delaware corporation and a wholly-owned subsidiary of Enron Corp. ("Enron"), served as the general partner of the MLP and owned an approximate 1.98% general partner interest in the MLP. The General Partner also filed for bankruptcy on October 21, 2002. Unless the context otherwise requires, the terms "we" and "EOTT" refer to EOTT Energy LLC and our four affiliated operating limited partnerships, EOTT Energy Finance Corp., and EOTT Energy General Partner, L.L.C. (the "Subsidiary Entities"), and for periods prior to our emergence from bankruptcy in March 2003, "we" and "EOTT" refer to EOTT Energy Partners, L.P. and its sole general partner EOTT Energy Corp., as well as the Subsidiary Entities.

      The financial statements presented herein have been prepared by EOTT in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year. The financial information included herein has been prepared without audit. The condensed consolidated balance sheet at December 31, 2002 has been derived from, but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 2002. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring adjustments, except for those relating to fresh start reporting which are more fully discussed below, which are necessary for a fair presentation of the results of the interim periods reported herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

      As a result of the application of fresh start reporting under the American Institute of Certified Public Accountants Statement of Position No. 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," as of February 28, 2003 (the date chosen for accounting purposes), EOTT's financial results for the quarter ended March 31, 2003 include two different bases of accounting and accordingly, the financial condition, operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For a further discussion of fresh start reporting, see
Note 3 to the Condensed Consolidated Financial Statements. For purposes of these financial statements, references to the "Predecessor Company" are references to EOTT for periods through February 28, 2003 (the last day of the calendar month in which EOTT emerged from bankruptcy) and references to the "Successor Company" are references to EOTT for periods subsequent to February 28, 2003. The Successor Company's financial statements are not comparable to the Predecessor Company's financial statements. See further discussion in Note 3.

      As a limited liability company, we are generally treated like a partnership for federal income tax purposes and like a corporation with limited liability for state law and other non-tax purposes. In other words, for federal income tax purposes, we do not pay tax on our income or gain, nor are we entitled to a deduction for our losses, but such gains or losses are allocated to each member in accordance with the member's interest

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


in us and the member will be responsible for paying the income tax applicable to such membership interest. Our taxable income or loss, which may vary substantially from the net income or net loss we report in our consolidated statement of operations, is includable in the federal income tax returns of our members. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each member's tax attributes in EOTT. Under our Limited Liability Company Agreement (the "LLC Agreement"), the Board may, but is not required, to make distributions to each interest holder, and in any event, our credit facilities do not permit us to make any cash distributions. Members do not share our liability the same way that shareholders do not share the liability of a corporation. Under our LLC Agreement, members are also entitled to certain information about the company; and to vote for directors and on certain other matters. The holders of the majority of outstanding units have the right to vote on mergers and the election or removal of directors. The holders of two-thirds of the units have the right to approve additional issuances of equity and certain amendments to the LLC Agreement. Members are not entitled to participate in our management directly, but participate indirectly through the election of our directors.

      Certain reclassifications have been made to prior period amounts to conform with the current period presentation. For all periods presented, traditional net income (loss) and comprehensive income (loss) are the same.

2.   BANKRUPTCY PROCEEDINGS AND RESTRUCTURING PLAN

      On October 8, 2002 (the "Petition Date"), the MLP and the Subsidiary Entities filed pre-negotiated voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "EOTT Bankruptcy"). The filing was made in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "EOTT Bankruptcy Court"). Additionally, the General Partner filed a voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court in order to join in the voluntary, pre-negotiated Restructuring Plan. On October 24, 2002, the EOTT Bankruptcy Court administratively consolidated, for distribution purposes, the General Partner's bankruptcy filing with the previously filed cases. We operated as debtors-in-possession under the Bankruptcy Code, which means we continued to remain in possession of our assets and properties and continued our day-to-day operations. The EOTT Bankruptcy Court confirmed our Restructuring Plan on February 18, 2003, and it became effective March 1, 2003.

      We entered into an agreement, dated October 7, 2002, with Enron, Standard Chartered Bank ("Standard Chartered"), Standard Chartered Trade Services Corporation ("SCTS"), Lehman Commercial Paper Inc. ("Lehman Commercial") and holders of approximately 66% of the outstanding principal amount of our 11% senior notes (the "Restructuring Agreement"). Under this Restructuring Agreement, Enron, Standard Chartered, SCTS, Lehman Commercial and approximately 66% of our 11% senior note holders agreed to vote in favor of the Restructuring Plan, and to refrain from taking actions not in support of the Restructuring Plan.

      The Restructuring Plan, however, was subject to the approval of the EOTT Bankruptcy Court, and the settlement agreement with Enron was subject to the additional approval of the United States Bankruptcy Court for the Southern District of New York (the "Enron Bankruptcy Court"), where Enron and certain of its affiliates filed for Chapter 11 bankruptcy protection. The EOTT Bankruptcy Court approved the settlement agreement with Enron on November 22, 2002, and the Enron Bankruptcy Court approved the settlement agreement on December 5, 2002. The major provisions of the Restructuring Plan, which became effective March 1, 2003, are as follows:

         o Enron has no further affiliation with us. The General Partner will be liquidated as soon as reasonably possible with no material effect to EOTT.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         o We consummated the settlement agreement with Enron effective December 31, 2002.

         o EOTT was converted to a limited liability company structure and EOTT LLC became the successor registrant to the MLP. The MLP was merged into EOTT Energy Operating Limited Partnership. EOTT LLC manages the current operating limited partnerships.

         o We are now managed by a seven-member Board of Directors. One of the directors is the chief executive officer of EOTT LLC, and the remaining six directors were selected by the former senior noteholders, who signed the Restructuring Agreement.

         o We cancelled our outstanding $235 million of 11% senior unsecured notes. Our former senior unsecured noteholders and holders of allowed general unsecured claims will receive a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 limited liability company units of EOTT LLC representing 97% of the newly issued units. The $104 million senior unsecured notes and 11,947,820 units are deemed to be issued and outstanding for purposes of these financial statements. As of March 31, 2003, the $104 million senior unsecured notes and the 11,947,820 units had not been distributed. See further discussion in Note 5 and Note 7.

         o We cancelled the MLP's publicly traded common units, and the former holders of the MLP's common units received 369,520 limited liability company units of EOTT LLC representing 3% of newly issued units and 957,981 warrants to purchase an additional 7% of the new units. We cancelled the subordinated units and additional partnership interests. See Note 5.

         o We are authorized and the board has approved the development of a management incentive plan. The incentive plan may reserve up to approximately 10% of EOTT LLC's authorized units for issuance to certain key employees and directors.

         o We closed exit credit facilities with Standard Chartered, SCTS, Lehman Brothers Inc. ("Lehman"), and other lenders on February 28, 2003. The Term Loan Agreement and Letter of Credit Agreement under these facilities each have a term of 18 months post-bankruptcy under substantially the same terms as the debtor in possession facilities discussed in Note 7, with the inclusion of certain additional financial covenants. The inventory repurchase and trade receivables financing arrangements with SCTS under these exit credit facilities each have an initial term of 6 months. We have the option to extend these arrangements for an additional 12 months subject to the payment of extension fees in the amount of 1% per annum of the maximum commitment under these arrangements and an increase in the interest rate of LIBOR plus 3% to LIBOR plus 7%. See further discussion in Note 7.

      As a result of the confirmation of our Restructuring Plan, the following liabilities that were deemed subject to compromise were either discharged by the EOTT Bankruptcy Court or retained as ongoing obligations of the Successor Company. Estimated liabilities subject to compromise at December 31, 2002 were as follows (in thousands):

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



       11% Senior Notes......................................................   $    235,000
       Interest payable - 11% Senior Notes...................................         13,481
       Accounts payable and suspense payable.................................         34,876
       Allowed claims for environmental settlements and contingencies........          7,970
       Other ................................................................          1,500
                                                                                ------------
             Total...........................................................   $    292,827
                                                                                ============


      The following reorganization items and net gain on discharge of debt, which were specifically related to the EOTT Bankruptcy, were recorded during the two months ended February 28, 2003 (in thousands):



          Reorganization items - legal and professional fees...........         $     (7,330)
          Net gain on discharge of 11% senior notes,
              related accrued interest and other debt(1)...............         $    131,560

     (1) The gain on discharge of debt was recorded net of the 9% senior notes and limited liability units issued to the creditors upon emergence from bankruptcy.

3.   FRESH START REPORTING

      As previously discussed, the unaudited condensed consolidated financial statements reflect the adoption of fresh start reporting required by SOP 90-7 for periods subsequent to EOTT's emergence from bankruptcy. In accordance with the principles of fresh start reporting, EOTT has adjusted its assets and liabilities to their fair values as of February 28, 2003. The net effect of the fresh start reporting adjustments was a loss of $56.8 million, which is reflected in the results of operations of the Predecessor Company for the two months ended February 28, 2003.

      The enterprise value of EOTT on the effective date of the Restructuring Plan was determined to be approximately $363 million. The enterprise value was determined with the assistance of a third party financial advisor using discounted cash flow, comparable transaction and capital market comparison analyses, adjusted for the actual working capital as of the effective date of the Restructuring Plan. The discounted cash flow analyses were based upon five year projected financial results, including an assumption for terminal values using cash flow multiples, discounted at EOTT's estimated post-restructuring weighted-average cost of capital.

      Pursuant to SOP 90-7, the reorganization value of EOTT on the effective date of the Restructuring Plan was determined to be approximately $856 million, which represented the enterprise value plus the fair value of current liabilities exclusive of funded debt on February 28, 2003. We have allocated the reorganization value as of February 28, 2003 to tangible and identifiable intangible assets in conformity with SFAS No. 141, "Business Combinations", using discounted cash flow and replacement cost valuation analyses, and liabilities, including debt, were recorded at their net present values. Independent third-party valuation specialists were used to determine the allocation of the reorganization value to our tangible and identifiable intangible assets and to determine the fair value of our long-term liabilities.

      The valuations were based on a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the valuations will be realized, and actual results could vary significantly. The determination of the fair values are substantially complete; however, estimates of certain assets and liabilities are based on preliminary information and are subject to revisions as information is finalized. We do not believe that the final

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


determination of the fair values will have a material effect on our financial position or future results of operations.

      The effects of the reorganization pursuant to the Restructuring Plan and the application of fresh start reporting on the Predecessor Company's consolidated balance sheet as of February 28, 2003 are as follows:

                                                                   Debt Discharge
                                           Predecessor Company       and Reclass      Fresh Start     Successor Company
                                            February 28, 2003        Adjustments      Adjustments     February 28, 2003
                                           -------------------     --------------     -----------     -----------------
Assets
Current Assets
Cash and cash equivalents..............       $        40,735      $          -      $           -     $      40,735
Trade and other receivables............               439,361                 -                  -           439,361
Inventories............................                25,860                 -                750 (g)        26,610
Other..................................                12,911                 -             (2,021)(h)        10,890
                                             ----------------      ------------      -------------     -------------
     Total current assets.............                518,867                 -             (1,271)          517,596
                                             ----------------      ------------      -------------     -------------

Property, Plant and Equipment, at cost.               598,633                 -           (267,654)(i)       330,979
Less: Accumulated depreciation.........               223,188                 -           (223,188)(i)             -
                                             ----------------      ------------      -------------     -------------
     Net property, plant and equipment.               375,445                 -            (44,466)          330,979
                                             ----------------      ------------      -------------     -------------

Goodwill ..............................                 7,436                 -             (7,436)(j)             -
                                             ----------------      ------------      -------------     -------------
Other Assets...........................                10,762                 -             (2,880)(h)         7,882
                                             ----------------      ------------      -------------     -------------

     Total Assets......................      $        912,510      $          -      $     (56,053)    $     856,457
                                             ================      ============      ==============    =============

Liabilities and Members'/Partners' Capital
Current Liabilities
Trade and other accounts payable.......      $        451,294      $     17,406(a)   $           -     $     468,700
Accrued taxes payable..................                13,045            (8,307)(b)              -             4,738
Term loans.............................                75,000           (75,000)(c)              -                 -
Repurchase agreement...................                75,000           (75,000)(c)              -                 -
Receivable financing...................                50,000                 -                  -            50,000
Other..................................                19,226             2,815(a)(b)          318(k)         22,359
                                             ----------------      ------------      -------------    -------------
     Total current liabilities.........               683,565          (138,086)               318           545,797
                                             ----------------      ------------      -------------    --------------
Long-Term Liabilities
9% Senior Notes........................                     -            98,800(d)               -            98,800
Term loans.............................                     -            75,000(c)               -            75,000
Repurchase agreement...................                     -            75,000(c)               -            75,000
Ad valorem tax liability...............                     -             6,992(b)               -             6,992
Other..................................                17,781                 -                400(k)         18,181
                                             ----------------      ------------      -------------    --------------
     Total long-term liabilities.......                17,781           255,792                400           273,973
                                             ----------------      ------------      -------------    --------------

Liabilities Subject to Compromise......               284,843          (284,843)(a)              -                 -
Additional Partnership Interests.......                 9,318            (9,318)(e)              -                 -
Member's/Partner's Capital (Deficit) ..               (82,997)          176,455 (f)        (56,771)           36,687
                                             ----------------      ------------      -------------     -------------
    Total Liabilities and
    Members'/Partners' Capital.........      $        912,510      $          -      $     (56,053)    $     856,457
                                             ================      ============      =============     =============

Notes:

     (a) Liabilities subject to compromise have been adjusted to reflect the settlement of the claims and discharge of the 11% senior notes and related accrued interest in connection with the Restructuring Plan. See further discussion in Note 2.

     (b) To reclassify current and long-term amounts due to taxing authorities for accrued but unpaid ad valorem taxes in connection with the Restructuring Plan.

     (c) To reflect the refinancing on a long term basis of amounts outstanding under the DIP Financing Facilities.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     (d) To reflect the issuance of 9% senior unsecured notes (face amount of $104 million) to all former senior noteholders and general unsecured creditors with allowed claims in connection with the Restructuring Plan, recorded at fair value.

     (e) To reflect the cancellation of the additional partnership interests in connection with the Restructuring Plan.

     (f) To reflect the issuance of limited liability units pursuant to the Restructuring Plan and the net gain on extinguishment of debt.

     (g) To adjust inventory to fair value.

     (h) To reflect the elimination of deferred turnaround costs, which are included in the fair value of property, plant and equipment of the Successor Company.

     (i) To adjust property, plant, and equipment to fair value.

     (j) To reflect the elimination of goodwill resulting from the fair value allocation.

     (k) To reflect the Enron and Big Warrior notes at fair value.


4.    PROPERTY, PLANT AND EQUIPMENT

      As discussed in Note 3, property plant and equipment was adjusted to fair value due to the adoption of fresh start reporting as required by SOP 90-7. The components of gross property, plant and equipment and accumulated depreciation at March 31, 2003 and December 31, 2002 are as follows (in thousands):

                                                                     Successor   |    Predecessor
                                                                      Company    |      Company
                                                                  March 31, 2003 | December 31, 2002
                                                                  -------------- | -----------------
                                                                                 |
   Operating PP&E, including pipelines, storage tanks, etc.       $      283,229 |   $      494,849
   Liquids hydrocarbon processing & storage facilities                    35,980 |           33,416
   Office PP&E, buildings and leasehold improvements                       1,627 |           53,580
   Tractors, trailers and other vehicles                                   2,881 |           11,694
   Land                                                                    7,282 |            5,386
                                                                  -------------- |   --------------
                                                                         330,999 |          598,925
      Less:  Accumulated Depreciation                                      1,925 |          217,967
                                                                  -------------- |   --------------
                                                                 $       329,074 |   $      380,958
                                                                 =============== |   ==============

      As discussed in Note 3, the determination of fair values is substantially complete; however, estimates of certain assets and liabilities are based on preliminary information and are subject to revisions as information is finalized.

5.    CAPITAL

      Prior to the confirmation of the Restructuring Plan, EOTT had 18,476,011 common units, 9,000,000 subordinated units and $9,318,213 of additional partnership interests outstanding. As contemplated by the Restructuring Plan, the common and subordinated units and the additional partnership interests were cancelled.

      As part of the Restructuring Plan, 14,475,321 new limited liability company units ("LLC units") were authorized. Holders of common units received 369,520 LLC units and 957,981 warrants to purchase additional LLC units. The warrants have a five year term and a strike price of $12.50 and a fair value of $0.01 per warrant as of the effective date of the Restructuring Plan. Holders of EOTT's former 11% senior notes and general unsecured creditors with allowed claims will receive their pro rata allocation of 11,947,820 LLC units. The 11,947,820 LLC units are deemed to be issued and outstanding for purposes of these financial statements; however, the allocation of the 11,947,820 LLC units cannot be determined until the precise amount of each allowed claim is determined. This process is underway in the EOTT Bankruptcy Court and is expected to be completed no sooner than August 2003. Until the claims are fully resolved, we cannot allocate the 11,947,820 LLC units issued to our creditors under the Restructuring Plan. This will adversely affect our ability to seek unitholder approval for any matters requiring such approval because until the final allocation is made we will not know how many units each of our unitholders is entitled to. In addition, 1.2 million LLC units have been reserved for a management incentive plan and the board has approved the development of a plan.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      The LLC units and the warrants were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and applicable state law, pursuant to the exemptions afforded under Section 1145, Title 11 of the U.S. Bankruptcy Code. The LLC units and the warrants have been registered pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") pursuant to Section 12(g) and we are therefore a reporting company under the Exchange Act. Neither the LLC units nor the warrants are traded on any national exchange or pursuant to an automated quotation system administered by the National Association of Securities Dealers ("NASD").

      The LLC units issued pursuant to the Restructuring Plan are subject to the terms of a Registration Rights Agreement effective March 1, 2003. Following completion of the audit of our financial statements for the year ending December 31, 2003, the holders of at least 10% of the securities eligible for registration under the terms of the Registration Rights Agreement will be entitled to demand registration of their LLC units, subject to certain conditions. The Registration Rights Agreement also provides for customary piggyback registration rights entitling holders of LLC units to include their units in any registration in which we may engage, subject to certain conditions. We will be required to pay all registration expenses in connection with any such registrations.

      The LLC units are subject to the terms of an LLC Agreement, which, among other things, restricts the issuance of additional equity interests in the LLC without the approval of holders of at least two-thirds of the outstanding units.

6.    EARNINGS PER UNIT

      Basic earnings per unit includes the weighted average impact of outstanding units of EOTT (i.e., it excludes unit equivalents). Diluted earnings per unit considers the impact of all potentially dilutive securities.

      Predecessor Company

      Net income (loss) shown in the table below excludes the amount allocated to the General Partner. Earnings (loss) per unit are calculated as follows (in thousands, except per unit amounts):

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            Two Months Ended February 28, 2003         Three Months Ended March 31, 2002
                            ----------------------------------         ---------------------------------
                                           Wtd.                                      Wtd.
                               Net       Average     Per                    Net    Average      Per
                             Income       Units      Unit                  (Loss)    Units      Unit
                             -----       -------    -------             --------   -------    --------
        Basic: (1)
          Common            $ 2,135       18,476    $  0.12             $   (553)    18,476   $ ( 0.03)
          Subordinated      $     -        9,000    $     -             $ (1,688)     9,000   $  (0.19)
        Diluted (2)         $ 2,135       27,476    $  0.08             $ (2,241)    27,476   $  (0.08)

(1) Net income (loss), excluding the approximate two percent General Partner interest, has been apportioned to each class of unitholder based on the ownership of total units outstanding in accordance with the Partnership Agreement. Net losses are not allocated to the common and subordinated unitholders to the extent that such allocations would cause a deficit capital account balance or increase any existing deficit capital account balance. Any remaining losses are allocated to the General Partner as a result of the balances in the capital accounts of the common and subordinated unitholders. Effective with the fourth quarter of 2002, all losses were being allocated to the General Partner. The disproportionate allocation of 2002 net losses among the unitholders and the General Partner was recouped during the two months ended February 28, 2003.

(2) The diluted earnings (loss) per unit calculation assumes the conversion of subordinated units into common units.

      Successor Company

      Basic and diluted net income (loss) per unit for the Successor Company is a $0.54 loss for the one month ended March 31, 2003. The warrants outstanding were determined to be antidilutive during the period.

7.     CREDIT RESOURCES

Summary of Debtor in Possession ("DIP") Financing

      On October 18, 2002, we entered into agreements with Standard Chartered, SCTS, Lehman and other lending institutions for $575 million in DIP financing facilities. The DIP facilities provided (i) $500 million of credit and financing facilities through Standard Chartered and SCTS, which included up to $325 million for letters of credit and $175 million of inventory repurchase/accounts receivable financing through SCTS, and (ii) $75 million of term loans through Lehman and other lending institutions. The credit facilities were subject to a borrowing base and were secured by a first-priority lien on all, or substantially all, of our real and personal property. As of February 28, 2003, we had outstanding approximately $313.1 million of letters of credit, $125.0 million of inventory repurchase/accounts receivable financing, and $75 million of term loans. The DIP financing facilities contained certain restrictive covenants that, among other things, limited distributions, other debt, and certain asset sales. On February 28, 2003, the DIP financing facilities were refinanced by the same institutions as we emerged from bankruptcy. The following discussion provides an overview of our post-bankruptcy debt.

Summary of Exit Credit Facilities, Senior Notes, and Other Debt

      EOTT LLC's emergence from bankruptcy as of March 1, 2003, was financed through a combination of exit credit facilities, senior notes and other debt associated with settlement of claims during our bankruptcy proceedings. The table below provides a summary of these financing arrangements as of March 31, 2003.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        SUMMARY OF FINANCING ARRANGEMENTS
                                  (IN MILLIONS)

                                                   COMMITMENT/        AMOUNT
                                                   FACE AMOUNT      OUTSTANDING            MATURITY
                                                  ------------     ------------            --------
Exit Credit Facilities:
      Letter of Credit Facility                   $      325.0     $      313.5        August 30, 2004
      Receivables Purchase Agreement                     100.0*            40.0        August 30, 2003**
      Commodity Repurchase Agreement                      75.0             75.0        August 30, 2003**
      Term Loans                                          75.0             75.0        August 30, 2004

Senior Notes                                             104.0             98.8        March 1, 2010***

Other Debt:
      Enron Note                                           6.2              7.2        October 1, 2005***
      Big Warrior Note                                     2.7              2.4        March 1, 2007***
      Ad Valorem Tax Liability                             8.3              8.3        March 1, 2009


*     $50 million of this commitment is unavailable ten days each month.

** Renewable for 12 months at our option in exchange for an extension fee of 1%.

*** These notes were adjusted to fair value pursuant to the adoption of fresh start reporting required by SOP 90-7.

      The following is a summary of our debt maturities at March 31, 2003 (in millions):

                                                                                          After
                                    2003       2004       2005       2006       2007       2007       Total
                                  --------   --------   --------   --------   --------   --------   ---------
9% Senior Notes..............     $      -   $      -   $      -   $      -   $      -   $  104.0   $   104.0
Term Loans...................            -       75.0          -          -          -          -        75.0
Commodity Repurchase
   Agreement(1)..............         75.0          -          -          -          -          -        75.0
Receivables Purchase
   Agreement(1)..............         40.0          -          -          -          -          -        40.0
Enron Note...................          1.0        1.0        4.2          -          -          -         6.2
Big Warrior Note.............          0.2        0.3        0.4        0.4        1.4          -         2.7
Ad Valorem Tax Liability.....          1.0        1.4        1.5        1.5        1.6        1.3         8.3
                                  --------   --------   --------   --------   --------   --------   ---------
                                  $  117.2   $   77.7   $    6.1   $    1.9   $    3.0   $  105.3   $   311.2
                                  ========   ========   ========   ========   ========   ========   =========

(1) We have the intent and ability to extend the maturity date to August 30, 2004.

Exit Credit Facilities

      On February 11, 2003, we entered into our exit credit facilities with the same lenders and under substantially the same terms in the DIP financing facilities. These new facilities were closed on February 28, 2003 and $2.9 million of facility and extension fees were paid in connection with these new facilities, which is being amortized as interest expense over the terms of the facilities.

      Letter of Credit Facility

      The Letter of Credit Facility with Standard Chartered provides $325 million of financing until August 30, 2004 and is subject to defined borrowing base limitations. The borrowing base is the sum of (i) cash equivalents, specified percentages of eligible receivables, deliveries, fixed assets, inventory, margin deposits and undrawn product purchase letters of credit, minus (as of the date of determination) (ii) first purchase crude payables, other

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


priority claims, aggregate net amounts payable by the borrowers under all hedging contracts and certain eligible receivables arising from future crude oil obligations, minus (iii) the principal amount of loans outstanding and any accrued and unpaid fees and expenses under the Term Loans, minus (iv) all outstanding amounts under the Amended and Restated Commodity Repurchase Agreement and the Amended and Restated Receivables Purchase Agreement ("SCTS Purchase Agreements").

      The Letter of Credit Facility required an upfront facility fee of $1.25 million that was paid at closing. An additional reduction fee of $2.5 million will be payable on March 29, 2004, if Standard Chartered's exposure is not reduced to $200 million or less by that date. Letter of credit fees range from 2.25% to 2.75% per annum depending on usage. The commitment fee is 0.5% per annum of the unused portion of the Letter of Credit Facility. Additionally, we agreed to a fronting fee, which is the greater of 0.25% per annum times the face amount of the letter of credit or $250. An annual arrangement fee of 1% per annum times the average daily maximum facility amount, as defined in the Letter of Credit Facility, is payable on a monthly basis.

      The Letter of Credit Facility includes the following monthly covenants:
(1) minimum earnings before interest, depreciation and amortization ("EBIDA");
(2) minimum interest coverage (EBIDA/cash interest expense); (3) minimum current ratio (adjusted current assets/adjusted current liabilities); and (4) minimum adjusted consolidated tangible net worth. The minimum EBIDA and interest coverage tests are based on a rolling, cumulative four-month basis and measured monthly. In addition, there are certain restrictive covenants that, among other things, limit distributions, redemptions, other debt, certain asset sales, mergers and change in control transactions. We do not expect to make distributions to our unitholders in the foreseeable future due to restrictions in our exit credit facilities.

      SCTS Purchase Agreements

      We have an agreement with SCTS similar to our pre-bankruptcy inventory repurchase agreement, which provides for the financing of purchases of crude oil inventory utilizing a forward commodity repurchase agreement ("Commodity Repurchase Agreement"). The maximum commitment under the Commodity Repurchase Agreement is $75 million. It required an upfront facility fee of approximately $378,000 and carries an interest rate of LIBOR plus 3%. The Commodity Repurchase Agreement has an initial term of six months to August 30, 2003, at which time we have the option to extend for an additional twelve months. We intend to extend the maturity date which will require the payment of an extension fee of $750,000 and the interest rate will increase to LIBOR plus 7%. As a result of our intent and ability to extend the maturity, the amount outstanding has been classified as long-term in the March 31, 2003 Condensed Consolidated Balance Sheet.

      In addition, we also have an agreement with SCTS similar to our pre-bankruptcy trade receivables agreement, which provides for the financing of up to an aggregate amount of $100 million of certain trade receivables ("Trade Receivables Agreement") outstanding at any one time. The discount fee is LIBOR plus 3% and an upfront facility fee of approximately $504,000 was paid. The Trade Receivables Agreement has an initial term of six months to August 30, 2003, at which time we have the option to extend for an additional twelve months. We intend to extend the maturity date which will require the payment of an extension fee of $1 million and the interest rate will increase to LIBOR plus 7%.

      Term Loan Agreement

      We entered into an agreement with Lehman Brothers Inc. ("Lehman"), as Term Lender Agent, and other lenders (collectively, "Term Lenders"), which provides for term loans in the aggregate amount of $75 million (the "Term Loans"). The Term Loans mature on August 30, 2004.

      The financing included two term notes. The Tier-A Term Note is for $50 million with a 9% per annum interest rate. The Tier-B Term Note is for $25 million with a 10% per annum interest rate. Interest is payable monthly on both notes. An upfront fee of $750,000 was paid and we agreed to pay a deferred financing fee in the

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


aggregate amount of $2 million on the maturity date of the Term Loans. This latter fee was fully accrued as of February 28, 2003.

      The Term Loans are collateralized and have certain repayment priorities with respect to collateral proceeds pursuant to the Intercreditor and Security Agreement that is discussed below. Under the Term Loan Agreement, term loan debt outstanding is subject to a borrowing base as defined in the Letter of Credit Agreement. Further, the Term Loan Agreement contains financial covenants that mirror those outlined above in the discussion of the Letter of Credit Facility.

      Intercreditor and Security Agreement

      In connection with the Letter of Credit Facility, the Term Loans and the SCTS Purchase Agreements, we entered into the Intercreditor and Security Agreement ("Intercreditor Agreement") with Standard Chartered, Lehman, SCTS and various other secured parties ("Secured Parties"). This agreement provides for the sharing of collateral among the Secured Parties and prioritizes the application of collateral proceeds which provides for repayment of the Tier-A Term Note and the Standard Chartered letter of credit exposure above $300 million prior to other secured obligations.

      In addition, to the extent that drawings are made on any letters of credit, Standard Chartered, as collateral agent, may distribute funds from our debt service payment account to itself (as letter of credit issuer agent on behalf of the letter of credit issuer) as needed to allow EOTT LLC to reimburse Standard Chartered, as letter of credit issuer, for such drawings.

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

EOTT LLC Senior Notes 2010

      In February 2003, we issued $104 million of 9% senior unsecured notes which will be allocated to former holders of the 11% senior notes described above and our general unsecured creditors with allowed claims. However, the exact pro rata allocation of the senior notes cannot be determined until the precise amount of each allowed claim is determined. This process is underway in the EOTT Bankruptcy Court as part of our Restructuring Plan and is expected to be completed no sooner than August 2003. The senior notes are due in March 2010, and interest will be paid semiannually on September 1 and March 1 with the first payment on September 1, 2003. Under the terms of the indenture governing our senior notes, we are allowed to pay interest payments in kind by issuing additional senior notes on the first two interest payment dates. If we make payments in kind, we must make the payments as if interest were being charged at 10% per annum instead of 9% per annum. We may not optionally redeem the notes. The notes are subject to mandatory redemption or sinking fund payments if we sell assets and use the money for certain purposes or if we have a change of control. Provisions of the indenture could limit additional borrowings, sale and lease back transactions, affiliate transactions, purchases of our own equity, payments on debt subordinated to the senior notes, distributions to members, certain merger, consolidation or change in control transactions, or sale of assets if certain financial performance ratios are not met.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Enron Note and Big Warrior Note

      In connection with our settlement with Enron as part of the Restructuring Plan, we executed a $6.2 million note payable to Enron ("Enron Note") that is guaranteed by our subsidiaries. The Enron Note is secured by an irrevocable letter of credit and bears interest at 10% per annum. Interest is paid semiannually and we are allowed to pay interest payments in kind on the first two interest payment dates. Principal payments of $1 million are payable in October 2003 and October 2004 with the remaining principal due in October 2005.

      In connection with a settlement with Big Warrior Corporation ("Big Warrior") during our bankruptcy, we executed a $2.7 million note payable to Big Warrior, which is secured by a second lien position in one of our Mississippi pipelines. The four-year note is payable in quarterly installments, based on a seven-year amortization schedule, at an interest rate of 6% per annum, with the first payment to be made on June 1, 2003. A final balloon payment is due March 1, 2007.

Ad Valorem Tax Liability

      In conjunction with our Restructuring Plan, we agreed to pay accrued but unpaid ad valorem taxes over six years from the effective date of our Restructuring Plan. This debt bears interest at 6% with quarterly principal and interest payments starting June 1, 2003.

General

      We anticipate that our cash requirements, including sustaining capital expenditures for the foreseeable future, will be funded primarily from cash on hand, cash generated from operations, and our exit credit facilities, including the inventory repurchase agreement and receivables purchase agreement discussed above.

      Our ability to obtain letters of credit to support our purchases of crude oil and feedstocks is fundamental to our crude oil gathering and marketing activities and Liquids Operations. As a result of the Enron bankruptcy filing and our subsequent bankruptcy filing, our trade creditors have been less willing to extend credit to us on an unsecured basis and we have had to significantly reduce our marketing activities due to the amount of credit support available to us under our credit facilities. Although we emerged from bankruptcy on March 1, 2003, we remain highly leveraged with substantial financing costs. Therefore, we can give no assurance that we will not be required to further reduce or restrict our gathering and marketing activities because of continuing limitations on our ability to obtain credit support and financing for our working capital needs.

      Our ability to fund our liquidity and working capital requirements through available cash, cash generated from operations and our exit credit facilities is based on our ability to successfully implement our Restructuring Plan. Any material decrease in our financial strength may make it difficult to meet our debt covenants and, therefore, adversely affect our ability to fund our working capital needs and obtain letters of credit, or may increase the cost thereof. Additionally, we can give no assurance that our lenders will renew our facilities when they mature on August 30, 2004.

     Our ability to meet financial covenants in the future may be affected by events beyond our control. While we currently expect to be in compliance with the covenants going forward, there can be no assurance that we will be in compliance with the covenants in the future or that we will be able to obtain amendments to the exit credit facilities, if so needed.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.   COMMITMENTS AND CONTINGENCIES

      Operating Leases. There was no significant change in our commitments related to operating leases as a result of the bankruptcy.

      Litigation. We are, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. We believe that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on our financial position or results of operations. Generally, as a result of our bankruptcy, all pending litigation against us was stayed while we continued our business operations as debtors in possession. Several litigation claims were settled during the course of the bankruptcy proceedings or are still being negotiated post confirmation. Additionally, we agreed to lift the stay as to certain proceedings we permitted to continue. How each matter was or is being handled is set forth in the summary of each case. For matters where the parties negotiated a settlement during our bankruptcy proceedings, the settlement amount was recorded at December 31, 2002 as an allowed general unsecured claim in "Other income (expense)" in the Consolidated Statement of Operations. In connection with our Restructuring Plan, general unsecured creditors with allowed claims will receive a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 EOTT LLC units. Prior to and since the commencement of our bankruptcy proceedings, various legal actions arose in the ordinary course of business, the most significant of which are discussed below.

      Assessment for Crude Oil Production Tax from the Comptroller of Public Accounts, State of Texas. We received a letter from the Comptroller's Office dated October 9, 1998, assessing us for severance taxes the Comptroller's Office alleges are due based on a difference the Comptroller's Office believes exists between the market value of crude oil and the value reported on our crude oil tax report for the period of September 1, 1994 through December 31, 1997. The letter states that the action, based on a desk audit of our crude oil production reports, is partly to preserve the statute of limitations where crude oil severance tax may not have been paid on the true market price of the crude oil. The letter further states that the Comptroller's position is similar to claims made in several lawsuits, including a royalty suit brought by the State of Texas, in which the Partnership is a defendant. The amount of the assessment, including penalty and interest, is approximately $1.1 million. We believe we should be without liability in this or related matters. There has been no action on this matter since early 1999. The Comptroller's office filed a claim in our bankruptcy proceedings but subsequently withdrew their claim. We have sent a letter to the Comptroller's Office notifying them that we believe the original assessment has been withdrawn due to the withdrawal of their claim in our bankruptcy proceedings.

      John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, In the District Court of Midland County, Texas, 238th Judicial District (Kniffen Estates Suit). The Kniffen Estates Suit was filed on March 2, 2001, by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). We purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent, and malicious in failing to accurately report and remediate the spill. With respect to us, the plaintiffs were seeking damages arising from any contamination of the soil or groundwater since we acquired the pipeline in question. No specific amount of money damages was claimed in the Kniffen Estate Suit, but the plaintiffs did file proofs of claim in our bankruptcy proceeding totaling $62 million. In response to the Kniffen Estates Suit, we filed a cross-claim against Tex-New Mex. In the cross-claim, we claim that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. On April 5, 2002, we filed

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


an amended cross-claim which alleges that Tex-New Mex defrauded us as part of Tex-New Mex's sale of the pipeline systems to us in 1999. The amended cross-claim also alleges that various practices employed by Tex-New Mex in the operation of its pipelines constitute gross negligence and willful misconduct and void our obligation to indemnify Tex-New Mex for remediation of releases that occurred prior to May 1, 1999. In the Purchase and Sale Agreement, we agreed to indemnify Tex-New Mex only for certain remediation obligations that arose before May 1, 1999, unless these obligations were the result of the gross negligence or willful misconduct of Tex-New Mex prior to May 1, 1999. EOTT Energy Pipeline Limited Partnership ("PLP") and the plaintiffs agreed to a settlement during our bankruptcy proceedings. The settlement provides for the plaintiffs' release of their claims filed against PLP in this proceeding and in the bankruptcy proceedings, in exchange for an allowed general unsecured claim in our bankruptcy of $3,252,800 (as described above, the plaintiffs filed proofs of claim in our bankruptcy proceedings totaling $62 million). The general unsecured claim has been accrued at December 31, 2002. The plaintiffs and PLP continue to pursue their claims against Tex-New Mex. On April 1, 2003, we filed a second amended cross claim in this matter. In addition to the claims filed in the previous cross claims, we requested (i) injunctive relief for Tex-New Mex's refusal to honor its indemnity obligations; (ii) injunctive relief requiring Tex-New Mex to identify, investigate and remediate sites where the conduct alleged in our cross-claim occurred; and (iii) restitution damages of over $125,000,000. Tex-New Mex filed a motion to compel arbitration of these issues. The motion to compel arbitration was denied at a hearing held on April 11, 2003, but Tex-New Mex has filed an application with the Court of Appeals for a Writ of Mandamus that would compel the trial judge to grant Tex-New Mex's Motion to Compel Arbitration. At the April 11, 2003 hearing, the court also severed into a separate action EOTT's cross-claims against Tex-New Mex that extend beyond the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's Over-Arching Claim"). Our motion for summary judgment on certain issues was denied at a hearing on May 5, 2003. Discovery is ongoing in this matter. A trial date of June 9, 2003 is set for the plaintiff's claims against Tex-New Mex and EOTT's original cross claim against Tex-New Mex arising from their crude oil release and groundwater contamination in the Kniffen Estates subdivision (the "Original Claims"). The court has indicated that it will schedule a trial of EOTT's Over-Arching Claim after the Original Claims are tried.

      Bankruptcy Issues related to Claims Made by Texas-New Mexico Pipeline Company and its affiliates. Tex-New Mex, Shell Oil Company and Equilon filed proofs of claim in our bankruptcy, each filing the same claim in the amount of $112 million. Equilon Pipeline Company LLC guaranteed, under certain circumstances, the obligations of Tex-New Mex under the Purchase and Sale Agreement dated May 1, 1999. According to Shell Oil Company's 2002 Annual Report, in 2002, Shell became the sole owner of Equilon, which was merged into Shell Oil Products US. The three claims filed each included the same supporting information, consisting of indemnity claims under the Purchase and Sale Agreement. In essence, there is only one claim of $112 million filed by three entities and we have objected in the bankruptcy court to having the same claim filed three times. The amount of the $112 million claim is equivalent to the sum of the total amount of the proofs of claim filed in our bankruptcy proceedings by owners of property on which the Tex-New Mex system is located and the attorneys fees incurred by Tex-New Mex in defending the Kniffen Estates Suit and other lawsuits (including our bankruptcy proceedings) with respect to the Tex-New Mex system. The majority of these owners are plaintiffs in the Kniffen Estates Suit and a group of New Mexico environmental claimants, with whom we settled during our bankruptcy proceeding and accrued the allowed general unsecured claim at December 31, 2002. A hearing on our objection to these claims was scheduled for March 18, 2003, but the parties stipulated and agreed to delay the hearing to allow the Kniffen Estates Suit to proceed. A final determination of the extent of the allowance of this claim, if any, will be made after and considering the outcome of this lawsuit.

      Jerry W. Holmes and Barbara I. Holmes vs. EOTT Energy Pipeline Limited Partnership and Texas-New Mexico Pipe Line Company, Cause No. CV43800, In the District Court of Midland County, Texas, 385th Judicial District. This lawsuit was filed on June 21, 2002. The plaintiffs in this suit are the owners of a home in the Kniffen Estates who allege that their water well was contaminated by crude oil. The plaintiffs claim that

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


the alleged crude oil contamination of their water well resulted from the 1992 crude oil release that is the subject of the Kniffen Estates Suit. The plaintiffs claim $1,000,000 in damages. EOTT filed a motion to consolidate this lawsuit with the Kniffen Estates Suit, which motion was granted on October 16, 2002. EOTT and the plaintiffs agreed to a settlement during our bankruptcy proceedings. The settlement provided for the plaintiffs' release of their claims against EOTT in exchange for an allowed general unsecured claim in our bankruptcy in the amount of $300,000. The general unsecured claim amount was accrued at December 31, 2002. This lawsuit will be dismissed as to EOTT and no longer reported.

      Bernard Lankford and Bette Lankford vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership Cause No. CC11176, In the County Court at Law of Midland County, Texas. This lawsuit was filed on January 15, 2002. The plaintiffs in this lawsuit own property that is located to the north of the Kniffen Estates subdivision. The plaintiff's allegations are virtually identical to the allegations of the plaintiffs in the Kniffen Estates Suit. The plaintiffs have asserted strict liability, nuisance, negligence, gross negligence, trespass, and intentional infliction of emotional distress causes of action. The plaintiffs are seeking unspecified actual damages and punitive damages. The plaintiffs in this case joined in the settlement of the Kniffen Estates Suit described above. That settlement provides for the plaintiff's release of their claims against PLP and the allocation to the plaintiffs of a portion of the general unsecured claim in our bankruptcy proceeding in the amount of $3,252,800 that is discussed in the description of the Kniffen Estate Suit. Once the settlement documents are finalized, this case will be dismissed as to EOTT and no longer reported.

      Jimmie B. Cooper and Shryl S. Cooper vs. Texas-New Mexico Pipeline Company, Inc., EOTT Energy Pipeline Limited Partnership and Amerada Hess Corporation, Case No. CIV 01-1321 M/JHG, In the United States District Court for the District of New Mexico. Plaintiffs in this lawsuit, filed on October 5, 2001, are surface interest owners of certain property located in Lea County, New Mexico. The plaintiffs allege that aquifers underlying their property and water wells located on their property have been contaminated as a result of spills and leaks from a pipeline running across their property that is or was owned by Tex-New Mex and us. The plaintiffs also allege that oil and gas operations conducted by Amerada Hess Corporation resulted in leaks or spills of pollutants that ultimately contaminated the plaintiffs' aquifers and water wells. Our initial investigation of this matter indicated that the alleged contamination of the aquifers underlying the plaintiffs' property was not caused by leaks from the pipeline now owned by us that traverses the plaintiffs' property. EOTT and the plaintiffs have agreed to the terms of a settlement, whereby the plaintiffs will release their claims against EOTT and receive an allowed general unsecured claim in our bankruptcy in the amount of $300,000. The general unsecured claim has been accrued at December 31, 2002. Once the settlement documents are finalized, this case will be dismissed as to EOTT and no longer reported.

      Jimmie T. Cooper and Betty P. Cooper vs. Texas-New Mexico Pipeline Company, Inc., EOTT Energy Pipeline Limited Partnership, and EOTT Energy Corp., Case No. D-0101-CV-2002-02122, In the 1st Judicial District Court, Santa Fe County, New Mexico. This lawsuit was filed on October 1, 2002. The plaintiffs in this lawsuit are surface interest owners of certain property located in Lea County, New Mexico. The plaintiffs are alleging that aquifers underlying their property and water wells located on their property have been contaminated as a result of spills and leaks from a pipeline running across their property that is or was owned by Tex-New Mex and PLP. The plaintiffs do not specify when the alleged spills and leaks occurred. The plaintiffs are seeking payment of costs that would be incurred in investigating and remediating the alleged crude oil releases and replacing water supplies from aquifers that have allegedly been contaminated. The plaintiffs are also seeking damages in an unspecified amount arising from the plaintiffs' alleged fear of exposure to carcinogens and the alleged interference with the plaintiffs' quiet enjoyment of their property. The plaintiffs are also seeking an unspecified amount of punitive damages. PLP and the plaintiffs agreed to the terms of a settlement, whereby the plaintiffs will release their claims against PLP and will receive an allowed general unsecured claim in our bankruptcy in the amount of $1,027,000. The general unsecured claim has been accrued at December 31, 2002. Once the settlement documents are finalized, this case will be dismissed as to EOTT and no longer reported.

                                EOTT ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

      David A. Huettner, et al v. EOTT Energy Partners, L.P., et al, Case No. 1:02 CV-917, In the United States District Court, Northern District of Ohio, Eastern Division ("Securities Suit"). This lawsuit was filed on May 15, 2002, for alleged violations of the Securities and Exchange Act of 1934 and common law fraud. The suit was brought by three of our former unitholders who claim that the General Partner, certain of the officers and directors of Enron and the General Partner and our previous independent accountants were aware of material misstatements or omissions of information within various press releases, SEC filings and other public statements, and failed to correct the alleged material misstatements or omissions. Plaintiffs maintain that they were misled by our press releases, SEC filings, and other public statements when purchasing our common units and were financially damaged thereby. On June 28, 2002, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order that provides for the transfer of this case to the Southern District of Texas for consolidated pretrial proceedings with other lawsuits asserting securities claims against Enron and Arthur Andersen. On September 20, 2002, EOTT Energy Partners, L.P. filed a motion to dismiss on the basis of the plaintiff's failure to state a claim upon which relief can be granted. EOTT Energy Corp. joined in that motion on October 11, 2002. The plaintiffs filed a motion to lift the stay, which was denied by the bankruptcy court judge. Additionally, the plaintiffs filed proofs of claim in the amount of $500,000 each. We filed objections to these proofs of claim on February 21, 2003. Based on management's current knowledge, we believe the allegations are without merit and therefore, we have not recorded a contingent liability. We can provide no assurances regarding the outcome of this lawsuit, but will continue to gather and analyze new information as it becomes available.

      In re EOTT Energy Partners, L.P., Case No. 02-21730, EOTT Energy Finance Corp., Case No. 02-21731, EOTT Energy General Partner, L.L.C., Case No. 02-21732, EOTT Energy Operating Limited Partnership, Case No. 02-21733, EOTT Energy Canada Limited Partnership, Case No. 02-21734, EOTT Energy Liquids, L.P., Case No. 02-21736, EOTT Energy Corp., Case No. 02-21788, Debtors (Jointly Administered under Case No. 02-21730), In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division. On October 8, 2002, we and all of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the "EOTT Bankruptcy Court") to facilitate reorganization of our business and financial affairs for the benefit of us, our creditors and other interested parties. Additionally, the General Partner filed its voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court. The General Partner filed in order to join in our voluntary, pre-negotiated restructuring plan filed on October 8, 2002. On October 24, 2002, the EOTT Bankruptcy Court administratively consolidated, for distribution purposes, the General Partner's bankruptcy filing with our previously filed cases. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition claims from us and to interfere with our business as well as most other pending litigation against us, were stayed. In addition, as debtor-in-possession, we had the right, subject to the approval of the EOTT Bankruptcy Court, to assume or reject any pre-petition executory contracts or unexpired leases. The EOTT Bankruptcy Court approved payment of certain pre-petition liabilities, such as employee wages and benefits, trust fund taxes in the ordinary course of business and certain pre-petition claims of crude oil suppliers, critical vendors and foreign vendors. In

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


addition, the EOTT Bankruptcy Court allowed for the payment of the certain bankruptcy professionals and retention of the professionals in the ordinary course of business. Finally, the EOTT Bankruptcy Court extended the time within which we must assume or reject any unexpired leases of nonresidential property. Our Restructuring Plan was confirmed on February 18, 2003 and became effective on March 1, 2003. The provisions of the Restructuring Plan are further described in Note 2. Shell and Tex-New Mex filed a notice of appeal to our plan confirmation on February 24, 2003. The Record on Appeal is being assembled. We intend to file a motion to dismiss the appeal as being moot. The bankruptcy remains open while we resolve the remaining outstanding claims. Until the claims are fully resolved, we cannot allocate the 11,947,820 LLC units issued to our creditors under the Restructuring Plan. This will adversely affect our ability to seek unitholder approval for any matters requiring such approval because until the final allocation is made we will not know how many units each of our unitholders is entitled to. See Note 5.

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

      Methyl tertiary butyl ether ("MTBE") is produced by us at our Morgan's Point Facility. MTBE is used as an additive in gasoline. See "Management Discussion and Analysis Results of Operations - Overview". The governor of California ordered a ban on the use of MTBE as a gasoline additive due to health concerns. This ban has been extended until December 31, 2003. Further, Congress has considered legislation which would ban MTBE on a nationwide basis. If a nationwide ban on the use of MTBE was enacted, it would materially reduce demand for MTBE which could have a material adverse effect on our financial results. If MTBE were

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


to be restricted or banned throughout the United States, we could modify the Morgan's Point Facility to produce other products. We believe that modifying our existing Morgan's Point Facility to produce other gasoline blendstocks such as alkylates would require a substantial capital investment and as a result of our restructuring, we may not have the resources available to effect such a conversion. Further, we cannot predict whether legislation regarding MTBE will be passed, whether the federal government will take steps to reverse California's ban as of December 31, 2003 on the use of MTBE as a gasoline component, or if the federal government will provide monetary assistance for conversion.

     In 2001, expenses incurred for spill clean up and remediation costs related to the assets purchased from Tex-New Mex increased significantly. Based on our experience with these assets, we filed an amended cross-claim against Tex-New Mex alleging contingent claims for potential remediation issues not yet known to us. We allege that Tex-New Mex failed to report spills, underreported spills, failed to properly respond to leaks in the pipeline and engaged in other activities with regard to the pipeline that may result in future remediation liabilities. We obtained $20 million in insurance coverage in connection with the acquisition from Tex-New Mex believing that amount would be sufficient to cover our remediation requirements along the pipeline for a ten-year period. After three years into the term of the insurance policy, we have completely exhausted the amount of insurance coverage.

     In addition to costs associated with the assets acquired from Tex-New Mex, we have also incurred spill clean up and remediation costs in connection with other properties it owns in various locations throughout the United States. We have also acquired insurance coverage to cover clean up and remediation costs that may be incurred in connection with properties not acquired from Tex-New Mex.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      The following are summaries of environmental remediation expense, estimated environmental liabilities, and amounts receivable under insurance policies for the indicated periods (in thousands):

                                                Successor Company  |         Predecessor Company
                                                -----------------  |  -----------------------------------
                                                    One Month      |    Two Months          Three Months
                                                      Ended        |       Ended                Ended
                                                    March 31,      |    February 28,          March 31,
                                                      2003         |       2003                 2002
                                                ----------------   |  ---------------    --------------
                                                                   |
     Gross remediation expense................. $            926   |  $         1,979    $        2,768
     Less: Estimated insurance recoveries......                -   |              (79)             (652)
                                                ----------------   |  ---------------    --------------
     Total remediation expense................. $            926   |  $         1,900    $        2,116
                                                ================   |  ===============    ==============

                                                                                         |   Predecessor
                                                                      Successor Company  |     Company
                                                                      -----------------  |  --------------
                                                                         One Month       |     Two Months
                                                                            Ended        |       Ended
                                                                          March 31,      |   February 28,
                                                                            2003         |       2003
                                                                      ---------------    |  --------------
                                                                                         |
     Environmental Liability at Beginning of                                             |
        Period...................................................     $        13,440    |  $       13,440
     Gross remediation expense...................................                 926    |           1,979
     Cash expenditures...........................................              (1,176)   |          (1,979)
                                                                      ---------------    |  --------------
     Environmental Liability at End of Period....................     $        13,190    |  $       13,440
                                                                      ===============    |  ==============

                                                                                         |   Predecessor
                                                                      Successor Company  |     Company
                                                                      -----------------  |  --------------
                                                                         One Month       |     Two Months
                                                                            Ended        |       Ended
                                                                          March 31,      |   February 28,
                                                                            2003         |       2003
                                                                      ---------------    |  --------------
                                                                                         |
     Environmental Insurance Receivable at                                               |
        Beginning of Period......................................     $         8,837    |  $        8,803
     Estimated recoveries........................................                   -    |              79
     Cash receipts...............................................              (1,780)   |             (45)
                                                                      ---------------    |  --------------
     Environmental Insurance Receivable at                                               |
        End of Period............................................     $         7,057    |  $        8,837
                                                                      ===============    |  ==============

      The environmental liability was classified in Other Current and Other Long-Term Liabilities and the insurance receivable was classified in Trade and Other Receivables at March 31, 2003 and December 31, 2002.

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

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

9.    NEW ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, a corresponding increase in the carrying value of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. We adopted the accounting principle required by the new statement effective January 1, 2003. Determination of the fair value of the retirement obligation is based on numerous estimates and assumptions including estimated future third-party costs, future inflation rates and the future timing of settlement of the obligations.

      Our long-lived assets consist primarily of our crude oil gathering and transmission pipelines and associated field storage tanks, our liquids processing and handling facilities at Morgan's Point, our underground storage facility and associated pipeline grid system, and transportation facilities at Mont Belvieu and our gas processing and fractionation plant and related storage and distribution facilities on the West Coast.

      We identified asset retirement obligations that are within the scope of the new statement, including contractual obligations included in certain right-of-way agreements, easements and surface leases associated with our crude oil gathering, transportation and storage assets and obligations imposed by certain state regulatory requirements pertaining to closure and/or removal of facilities and other assets associated with our Morgan's Point, Mont Belvieu and West Coast facilities. We have estimated the fair value of asset retirement obligations based on contractual requirements where the settlement date is reasonably determinable. We cannot currently make reasonable estimates of the fair values of certain retirement obligations, principally those associated with certain right-of-way agreements and easements for our pipelines, our Morgan's Point, Mont Belvieu and West Coast facilities, because the settlement dates for the retirement obligations cannot be reasonably determined. We will record retirement obligations associated with these assets in the period in which sufficient information exists to reasonably estimate the settlement dates of the respective retirement obligations.

      As a result of the adoption of SFAS 143 on January 1, 2003, we recorded a liability of $1.7 million, property, plant and equipment, net of accumulated depreciation of $0.1 million and a cumulative effect of a change in accounting principle of $1.6 million. The effect of adoption of the new accounting principle was not material to the results of operations for the one month ended March 31, 2003, the two months ended February 28, 2003 nor would it have had a material impact on our net income for the three months ended

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


March 31, 2002. During the periods presented, no asset retirement obligations were incurred or settled. The asset retirement obligation as of January 1, 2002 was not material.

      In October 2002, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The EITF reached a consensus to rescind Issue 98-10, and related interpretive guidance, and preclude mark to market accounting for energy trading contracts that are not derivative instruments pursuant to SFAS 133. The consensus requires that gains and losses (realized and unrealized) on all derivative instruments held for trading purposes be shown net in the income statement, whether or not the instrument is settled physically. The consensus to rescind Issue 98-10 eliminated EOTT's basis for recognizing physical inventories at fair value. The consensus to rescind Issue 98-10 was effective for all new contracts entered into (and physical inventory purchased) after October 25, 2002. For energy trading contracts and physical inventories that existed on or before October 25, 2002, that remained at December 31, 2002, the consensus was effective January 1, 2003 and was reported as a cumulative effect of a change in accounting principle. The cumulative effect of the accounting change on January 1, 2003 was a loss of $2.4 million. With the rescission of Issue 98-10, inventories purchased after October 25, 2002 have been valued at average cost.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although we are still in the process of reviewing the new statement, we do not expect the adoption of this statement to have any material impact on our financial statements.

10.   BUSINESS SEGMENT INFORMATION

      We have four reportable segments, which management reviews in order to make decisions about resources to be allocated and assess its performance: North American Crude Oil - East of Rockies, Pipeline Operations, Liquids Operations and West Coast Operations. The North American Crude Oil - East of Rockies segment is organized into five operating regions and primarily purchases, gathers, transports and markets crude oil. For segment reporting purposes, these five operating regions have been aggregated as one reportable segment due to similarities in their operations as allowed by SFAS No. 131. The Pipeline Operations segment operates approximately 7,200 miles of active common carrier pipelines in 12 states. The Liquids Operations includes the Morgan's Point Facility and the Mont Belvieu Facility. The West Coast Operations includes refined products marketing and a natural gas liquids business. Effective June 1, 2002, we sold our West Coast refined products marketing operations.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2002. We evaluate performance based on operating income (loss).

      We account for intersegment revenue and transfers between North American Crude Oil - East of Rockies and West Coast Operations as if the sales or transfers were to third parties, that is, at current market prices. Intersegment revenues for Pipeline Operations are based on published pipeline tariffs.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY BUSINESS SEGMENT
(IN THOUSANDS)

                                              NORTH
                                             AMERICAN                         WEST                    CORPORATE
                                             CRUDE OIL       PIPELINE        COAST                       AND
                                              - EOR         OPERATIONS     OPERATIONS   LIQUIDS        OTHER(A)    CONSOLIDATED
                                            ------------    ----------    -----------   -------       ---------    ------------
ONE MONTH ENDED MARCH 31, 2003
(SUCCESSOR COMPANY)

Revenue from external customers.........    $     16,768    $       547   $     2,934   $     8,525   $       -     $   28,774

Intersegment revenue  (b)...............          (2,913)         8,568             -             -      (5,655)             -
                                            ------------    -----------   -----------   -----------  ----------     ----------
   Total operating revenue .............          13,855          9,115         2,934         8,525      (5,655)        28,774
                                            ------------    -----------   -----------   -----------  ----------     ----------
Gross profit............................           3,852          4,225           317        (7,912)          -            482
                                            ------------    -----------   -----------   ------------ ----------     ----------
Operating income (loss).................           3,313          3,247           248        (7,950)     (2,231)        (3,373)

Other expense...........................               -              -             -             -      (3,277)        (3,277)
                                            ------------    -----------   -----------   -----------  ----------     ----------
Net income (loss) before cumulative
    effect of accounting changes........           3,313          3,247           248        (7,950)     (5,508)        (6,650)
                                            ------------    -----------   -----------   ------------ ----------    -----------
Total assets............................         548,441        221,785        14,229        64,549      19,721        868,725
                                            ------------    -----------   -----------   -----------  ----------    -----------
Depreciation and amortization...........             376          1,331            43           174           1          1,925
                                            ------------    -----------   -----------   -----------  ----------    -----------

                                              NORTH
                                             AMERICAN                         WEST                    CORPORATE
                                             CRUDE OIL       PIPELINE        COAST                       AND
                                              - EOR         OPERATIONS     OPERATIONS   LIQUIDS        OTHER(A)    CONSOLIDATED
                                            ------------    ----------    -----------   -------       ---------    ------------
TWO MONTHS ENDED FEBRUARY 28, 2003
(PREDECESSOR COMPANY)

Revenue from external customers.........    $     27,692    $     4,287   $     5,571   $    40,337           -     $   77,887

Intersegment revenue  (b)...............          (1,768)        11,828             -             -     (10,060)             -
                                            ------------    ------------  -----------   -----------  ----------     ----------
  Total operating revenue...............          25,924         16,115         5,571        40,337     (10,060)        77,887
                                            ------------    -----------   -----------   -----------  ----------     ----------
Gross profit............................           4,231          5,450           597          (375)          -          9,903

                                            ------------    -----------   -----------   -----------  ----------     ----------
Operating income (loss).................           2,844          3,492           395          (446)     (4,012)         2,273

Other income (c)........................               -              -             -             -      61,970         61,970
                                            ------------    -----------   -----------   -----------  ----------     ----------
Net income (loss) before cumulative
    effect of accounting changes........           2,844          3,492           395          (446)     57,958         64,243
                                            ------------    -----------   -----------   -----------  ----------     ----------
Total assets............................         506,443        226,656        13,979        64,983      44,396        856,457
                                            ------------    -----------   -----------   -----------  ----------     ----------
Depreciation and amortization...........             837          3,286           225           693         519          5,560
                                            ------------    -----------   -----------   -----------  ----------     ----------

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                               NORTH
                                              AMERICAN                        WEST                    CORPORATE
                                             CRUDE OIL       PIPELINE        COAST                       AND
                                               - EOR        OPERATIONS     OPERATIONS   LIQUIDS        OTHER(A)    CONSOLIDATED
                                            ------------    ----------    -----------   -------       ---------    ------------
THREE MONTHS ENDED MARCH 31, 2002
(PREDECESSOR COMPANY)

Revenue from external customers.........    $     48,992    $     5,968   $     8,375   $    36,399    $       -    $   99,734

Intersegment revenue  (b)...............          (5,435)        22,339             -             -        (16,904)          -
                                            ------------    -----------   -----------   -----------    -----------  ----------
    Total operating revenue..............         43,557         28,307         8,375        36,399        (16,904)     99,734
                                            ------------    -----------   -----------   -----------    -----------  ----------
Gross profit............................           4,603         12,528           349         3,891              -      21,371
                                            ------------    -----------   -----------   -----------    -----------  ----------
Operating income (loss).................             250         10,808          (225)        3,598         (5,627)      8,804

Other expense...........................               -              -             -             -        (11,149)    (11,149)
                                            -------------   -----------   -----------   ------------   ------------ ----------
Net income (loss).......................             250         10,808          (225)        3,598        (16,776)     (2,345)
                                            ------------    -----------   -----------   -----------    -----------  ----------
Total assets............................         586,921        285,623        44,567       101,838         40,381   1,059,330
                                            ------------    -----------   -----------   -----------    -----------  ----------
Depreciation and amortization...........           1,452          5,204           421         1,260            820       9,157
                                            ------------    -----------   -----------   -----------    -----------  ----------

----------------
(a)      Corporate and Other also includes intersegment eliminations.
(b) Intersegment sales for North American Crude Oil - EOR and West Coast Operations are made at prices comparable to those received from external customers. Intersegment sales for Pipeline Operations are based on published pipeline tariffs.
(c) Includes a loss from reorganization items of $7.3 million, a net gain on the discharge of debt of $131.6 million and a loss from fresh start adjustments of $56.8 million.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes contained in this report and the consolidated financial statements, notes and Management's Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

     The statements in this Form 10-Q that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may vary materially from those in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission as well as other risks described in this Form 10-Q. See in this section, "Bankruptcy Proceedings and Restructuring Plan," and "Liquidity and Capital Resources" for statements regarding important factors that could cause actual results to differ materially from those in the forward-looking statements herein. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that these are all the factors that could cause actual results to vary materially or that our expectations regarding future developments will prove to be correct.

BANKRUPTCY PROCEEDINGS AND RESTRUCTURING PLAN

     On October 8, 2002, EOTT Energy Partners, L.P. (the "MLP") and our four affiliated operating limited partnerships, EOTT Energy Finance Corp. and EOTT Energy General Partner, L.L.C. (the "Subsidiary Entities") filed pre-negotiated voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "EOTT Bankruptcy"). The filing was made in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "EOTT Bankruptcy Court"). Additionally, EOTT Energy Corp. (the "General Partner") filed a voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court in order to join in the voluntary, pre-negotiated Joint Chapter 11 Plan of Reorganization filed on October 8, 2002. On October 24, 2002, the EOTT Bankruptcy Court administratively consolidated for distribution purposes the General Partner's bankruptcy filing with the previously filed cases. We operated as debtors-in-possession under the Bankruptcy Code, which means we continued to remain in possession of our assets and properties and continued our day-to-day operations.

     The EOTT Bankruptcy Court confirmed our Third Amended Joint Chapter 11 Plan of Reorganization, as supplemented ("Restructuring Plan") on February 18, 2003, and it became effective on March 1, 2003. We emerged from bankruptcy as a limited liability company structure and EOTT Energy LLC ("EOTT LLC") became the successor registrant to the MLP. The consummation of our Restructuring Plan and the level of success of our Restructuring Plan will materially affect matters described in this report.

     As a result of the application of fresh start reporting under the American Institute of Certified Public Accountants Statement of Position No. 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," as of February 28, 2003 (the date chosen for accounting purposes), EOTT's financial results for the quarter ended March 31, 2003 include two different bases of accounting and accordingly, the financial condition, operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For purposes of this Management's Discussion and Analysis and the financial statements contained elsewhere herein, references to the "Predecessor Company" are references to EOTT for periods through February 28, 2003 (the last day of the calendar month in which EOTT emerged from bankruptcy) and references to the "Successor

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company" are references to EOTT for periods subsequent to February 28, 2003. The Successor Company's financial statements are not comparable in total to the Predecessor Company's financial statements; however operating revenues, gross profit and operating income (loss)(excluding changes in depreciation and amortization discussed herein) and interest and financing costs (except where discussed herein) are comparable.

Restructuring Plan

     We entered into an agreement, dated October 7, 2002, with Enron Corp. ("Enron"), Standard Chartered Bank ("Standard Chartered"), Standard Chartered Trade Services Corporation ("SCTS"), Lehman Commercial Paper Inc. ("Lehman Commercial") and holders of approximately 66% of the outstanding principal amount of our 11% senior notes (the "Restructuring Agreement"). Under this Restructuring Agreement, Enron, Standard Chartered, SCTS, Lehman Commercial and approximately 66% of our 11% senior note holders agreed to vote in favor of the Restructuring Plan, and to refrain from taking actions not in support of the Restructuring Plan.

     The Restructuring Plan, however, was subject to the approval of the EOTT Bankruptcy Court, and the settlement agreement with Enron was subject to the additional approval of the United States Bankruptcy Court for the Southern District of New York (the "Enron Bankruptcy Court"), where Enron and certain of its affiliates filed for Chapter 11 bankruptcy protection. The EOTT Bankruptcy Court approved the settlement agreement with Enron on November 22, 2002, and the Enron Bankruptcy Court approved the settlement agreement on December 5, 2002. The major provisions of the Restructuring Plan, which became effective March 1, 2003, are as follows:

         o Enron has no further affiliation with us. The General Partner will be liquidated as soon as reasonably possible with no material effect to EOTT.

         o We consummated the settlement agreement with Enron effective December 31, 2002.

         o EOTT was converted to a limited liability company structure and EOTT LLC became the successor registrant to the MLP. The MLP was merged into EOTT Energy Operating Limited Partnership. EOTT LLC owns and manages the current operating limited partnerships.

         o We are now managed by a seven-member Board of Directors. One of the directors is the chief executive officer of EOTT LLC, and the remaining six directors were selected by the former senior noteholders who signed the Restructuring Agreement.

         o We cancelled our outstanding $235 million of 11% senior unsecured notes. Our former senior unsecured noteholders and holders of allowed general unsecured claims will receive a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 limited liability company units of EOTT LLC representing 97% of the newly issued units. The $104 million senior unsecured notes and 11,947,820 units are deemed to be issued and outstanding for purposes of the financial statements contained elsewhere herein. As of March 31, 2003, the $104 million senior unsecured notes and the 11,947,820 units had not been distributed. See "Working Capital and Credit Resources - EOTT LLC Senior Notes 2010."

         o We cancelled the MLP's publicly traded common units, and the former holders of the MLP's common units received 369,520 limited liability company units of EOTT LLC representing 3% of newly issued units and 957,981 warrants to purchase an additional 7% of the new units. We cancelled the subordinated units and additional partnership interests. See "Working Capital and Credit Resources - EOTT LLC Equity Units and Warrants".

         o We are authorized to implement and the board has approved the development of a management incentive plan. The incentive plan may reserve up to approximately 10% of EOTT LLC's authorized units for issuance to certain key employees and directors.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         o We closed exit credit facilities with Standard Chartered, SCTS, Lehman Brothers Inc. ("Lehman") and other lenders on February 28, 2003. The Term Loan Agreement and Letter of Credit Agreement under these facilities each have a term of 18 months post-bankruptcy under substantially the same terms as the debtor in possession facilities, with the inclusion of certain additional financial covenants. The inventory repurchase and trade receivables financing arrangements with SCTS under these exit credit facilities each have an initial term of 6 months. We have the option to extend these arrangements for an additional 12 months subject to the payment of extension fees in the amount of 1% per annum of the maximum commitment under these arrangements and an increase in the interest rate from LIBOR plus 3% to LIBOR plus 7%. See further discussion in Note 7 to our Condensed Consolidated Financial Statements.

Following the restructuring, the ownership of EOTT LLC is as follows:

                                                                               PERCENTAGE OWNERSHIP
                                                                  ----------------------------------------------
                                                                                                        AFTER
                                                                                    AFTER LLC        ISSUANCE OF
                                                 NUMBER OF           AFTER           WARRANT          MANAGEMENT
                 HOLDER                         NEW LLC UNITS     RESTRUCTURING     EXERCISE          Units(1)
----------------------------------------        -------------     -------------    ----------        -----------
Holders of Common Units................            369,520(2)         3.0%            10.0%(3)           9.17%(3)
General Unsecured Creditors with Allowed
    Claims.............................         11,947,820           97.0%            90.0%              82.5%
Management of EOTT LLC.................          1,200,000(1)           -                -               8.29%

(1) Assumes a management incentive plan with 1,200,000 New LLC Units is approved by the board of directors of EOTT LLC. The board has approved the development of a management incentive plan; however, such units have not been issued.
(2) Does not include up to 957,981 LLC Units to be issued if LLC Warrants are exercised.
(3) Includes 957,981 LLC Units that may be issued upon exercise of the LLC Warrants.

     As of February 28, 2003 (the date chosen for accounting purposes), we adopted fresh start reporting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under fresh start reporting, EOTT has adjusted its assets and liabilities to their fair values as of February 28, 2003. See Note 3 to our Condensed Consolidated Financial Statements.

     The reorganization value of EOTT of approximately $856 million was determined based on discounted cash flow, comparable transaction and capital market comparison analyses. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the valuations will be realized, and actual results could vary significantly.

OVERVIEW

     Through our four operating limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Pipeline Limited Partnership, and EOTT Energy Liquids, L.P., we purchase, gather, transport, store, process and resell crude oil, refined petroleum products, natural gas liquids ("NGL") and other related products. Our principal business segments are our North American Crude Oil - East of Rockies Operations, our Pipeline Operations, our Liquids Operations and our West Coast Operations. See Note 10 to our Consolidated Financial Statements for certain financial information by business segment.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Pipeline Operations

     Pipeline revenues and gross profit are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. Transporting crude oil at published pipeline tariffs for our North American Crude Oil - East of Rockies business segment, generates a majority of our pipeline revenues. Approximately 81% of the revenues of our Pipeline Operations business segment for the three months ended March 31, 2003 were generated from tariffs charged to our North American Crude Oil - East of Rockies business segment and sales of crude oil inventory to

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


our North American Crude Oil - East of Rockies business segment. Changes in revenues and pipeline operating costs are relevant to the analysis of financial results of the Pipeline Operations business segment and are addressed in the following discussions of the Pipeline Operations business segment.

Liquids Operations

     Through our Liquids Operations, we process, store and transport gasoline blendstocks, petrochemical feedstocks and natural gas liquids in the Gulf Coast region. In addition, we store and transport natural gas liquids and petrochemicals using our 10 million barrels of underground storage capacity at Mont Belvieu and our 120 mile transportation grid interconnecting a number of refineries, fractionators and petrochemical plants located in the Houston Ship Channel area.

     In June 2001, we purchased the Morgan's Point Facility and Mont Belvieu Facility and concurrently entered into ten-year toll conversion and storage agreements with Enron Gas Liquids, Inc. Subsequent to the filing of Enron Gas Liquids Inc.'s bankruptcy as part of the Enron Bankruptcy, we began conducting commercial supply and marketing activities at the Morgan's Point Facility. Under our commercial liquids operations, gross profit from this business is driven by the difference between the purchase price of feedstocks and the price of methyl tertiary butyl ether ("MTBE"), isobutylene and other products at the point of sale minus any transportation costs, fixed and variable costs of operating the facility and the depreciation and amortization related to the facility.

     On April 2, 2002, the Enron Bankruptcy Court entered the Stipulation rejecting the Toll Conversion and Storage Agreements, which became final and non-appealable on April 12, 2002. Until the Storage Agreement was rejected, we could not enter into any third party spot or term contracts for storage at the Mont Belvieu Facility. As a result, we could only charge a daily administrative fee to EGLI for the use of the Mont Belvieu Facility, until April 12, 2002. We are currently in the process of building our customer base, and have recaptured approximately half of historically normal storage and throughput volumes. Since the Enron bankruptcy, we have been exploring various alternatives for these facilities.

RESULTS OF OPERATIONS

     The following review of our results of operations and financial condition should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto. As is more fully discussed in Notes 2 and 3 to the Condensed Consolidated Financial Statements, EOTT emerged from bankruptcy and adopted fresh start reporting pursuant to SOP 90-7 effective as of February 28, 2003. Accordingly, the financial statements of the Successor Company and Predecessor Company are not comparable in total; however operating revenues, gross profit and operating income (loss) (excluding changes in depreciation and amortization where noted) and interest and financing costs (except where noted) are comparable. For purposes of this Management's Discussion and Analysis, we have combined actual operating results for the Successor Company for the one month ended March 31, 2003 and for the Predecessor Company for the two months ended February 28, 2003 in order to facilitate a comparative analysis to the operating results of the prior fiscal quarter. Variations resulting from reorganization items, net gain on discharge of debt and fresh start adjustments will be discussed separately where significant.

     We reported a net loss of $6.6 million for the one month ended March 31, 2003, which was primarily related to operating losses from our Liquids Operations. The operating losses of $7.9 million from our Liquids Operations were primarily attributable to: (1) higher feedstock costs; (2) operational problems at our Morgan's Point Facility, which required unanticipated downtime and additional repair expenses of approximately $1.9 million; and (3) a lower of cost or market adjustment of approximately $3.0 million due to the volatility of the market and the higher than normal levels of inventory as a result of the unanticipated downtime. In addition, we reported $6.6 million of operating income from our crude oil marketing and transportation activities and interest and related charges of $3.3 million.

     We reported net income of $60.3 million for the two months ended February 28, 2003. Net income for the two months ended February 28, 2003 is primarily attributable to: (1) reorganization expenses of $7.3 million related to legal and professional fees related to the bankruptcy proceedings; (2) a net gain on the discharge of debt of $131.6 million in connection with the Restructuring Plan; (3) fresh start adjustments of $56.8 million resulting from adjusting assets and liabilities to fair value in accordance with SOP 90-7; (4) losses from the cumulative effect of accounting changes related to the adoption of EITF 02-03 and SFAS 143; (5) operating losses of $0.5 million from our Liquids Operations primarily due to higher prices for normal butane and methanol feedstocks as well as lower MTBE prices; (6) operating income of $6.3 million from our crude oil marketing and transportation activities; and (7) interest and related charges of $5.6 million.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selected financial data for our business is summarized below, in millions:

                                                       Three Months Ended      Three Months Ended
                                                        March 31, 2003(1)        March 31, 2002
                                                       ------------------      ------------------
Operating Revenues:

     N. A. Crude Oil - East of Rockies...............  $         39.8           $         43.5
     Pipeline Operations.............................            25.2                     28.3
     Liquids Operations..............................            48.9                     36.4
     West Coast Operations...........................             8.5                      8.4
     Intersegment eliminations.......................           (15.7)                   (16.9)
                                                       --------------           --------------
       Total.........................................  $        106.7           $         99.7
                                                       ==============           ==============

Gross Profit:

     N. A. Crude Oil - East of Rockies (2)...........  $          8.1           $          4.6
     Pipeline Operations.............................             9.7                     12.5
     Liquids Operations..............................            (8.3)                     3.9
     West Coast Operations...........................             0.9                      0.4
                                                       --------------           --------------
       Total.........................................  $         10.4           $         21.4
                                                       ==============           ==============

Operating Income (Loss):

     N. A. Crude Oil - East of Rockies...............  $          6.2           $          0.2
     Pipeline Operations.............................             6.7                     10.8
     Liquids Operations..............................            (8.4)                     3.6
     West Coast Operations...........................             0.6                     (0.2)
     Corporate and Other.............................            (6.2)                    (5.6)
                                                       --------------           --------------
     Total...........................................  $         (1.1)          $          8.8
                                                       ==============           ==============

Interest and Financing Costs.........................  $          8.9           $         11.2
                                                       ==============           ==============

Reorganization Items, Net Gain on Discharge of
  Debt and Fresh Start Adjustments...................  $         67.5           $            -
                                                       ==============           ==============

Cumulative Effect of Accounting Change...............  $         (4.0)          $            -
                                                       ==============           ==============

(1) We have combined actual operating results for the Successor Company for the one month ended March 31, 2003 and for the Predecessor Company for the two months ended February 28, 2003 in order to facilitate a comparative analysis to the prior fiscal quarter.
(2) Includes intersegment transportation costs from our Pipeline Operations segment for the transport of crude oil at published pipeline tariffs and purchases of crude oil inventory from our Pipeline Operations segment. Intersegment transportation costs and net purchases of crude oil inventory from our Pipeline Operations segment were $20.4 million and $22.3 million for the three months ended March 31, 2003, and 2002, respectively.


THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Operating loss was $1.1 million in the first three months of 2003 compared to operating income of $8.8 million for the same period in 2002. Interest and financing costs decreased $2.3 million as compared to 2002. The following will detail the primary factors affecting operating income, interest and financing costs, reorganization and fresh start adjustments and the cumulative effect of accounting changes.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


North American Crude Oil - East of Rockies

     Operating income from our North American Crude Oil - East of Rockies business segment was $6.2 million in the first quarter of 2003 compared to operating income of $0.2 million for the same period in 2002. The primary factors affecting gross profit and operating income in this segment are:

         o P+ averaged $4.13 per barrel in 2003 compared to $2.79 per barrel in 2002. P+ is the forward price spread between field postings and liquid market locations, which generally affects the profitability of our crude oil marketing.

         o Crude oil lease volumes averaged 246,000 barrels per day ("bpd") in the first quarter of 2003 compared to 309,000 bpd in the first quarter of 2002. Total sales volumes averaged 441,000 bpd in the first quarter of 2003 compared to 642,000 bpd in the first quarter of 2002. The reduction in marketing activities and lease volumes purchased reflects the loss of certain lease and spot barrels as a result of increased requests for credit from our suppliers and other factors resulting from Enron's bankruptcy and our bankruptcy as well as the overall credit environment in the energy industry. Although the average crude oil lease volumes purchased in the first quarter of 2003 decreased as compared to the first quarter of 2002, since our emergence from bankruptcy, we have been able to increase the amount of lease crude oil volumes being purchased to over 255,000 bpd for April 2003.

         o Average margins per lease barrel increased in the first quarter of 2003 due to low margin per barrel contracts being renegotiated or terminated during 2002 and 2003 as a part of our restructuring plan initiatives.

         o Total expenses decreased approximately $3.2 million due to lower employee related expenses of $2.0 million, and lower operating expenses of $0.8 million (primarily due to the significant decline in lease volumes transported by our fleet operations), lower environmental expenses of $0.3 million and lower depreciation of $0.2 million. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

Pipeline Operations

     Operating income from our Pipeline Operations was $6.7 million in the first quarter of 2003 compared to operating income of $10.8 million for the same period in 2002. The primary factors affecting this business are as follows:

         o Revenues from our Pipeline Operations decreased $3.1 million reflecting reduced lease volumes transported by our North American Crude Oil - East of Rockies business segment. Average volumes transported in the first quarter of 2003 were 397,000 bpd compared to 439,000 bpd in the first quarter of 2002. Revenue per barrel was $0.71 per barrel in the first quarter of 2003 compared to $0.72 per barrel in the first quarter of 2002.

         o Total expenses for our Pipeline Operations increased approximately $1.0 million primarily reflecting higher costs of sales of $1.2 million due to higher losses for unaccounted crude oil volumes, higher environmental costs of $0.9 million offset by lower depreciation of $0.6 million. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquids Operations

     Operating losses from our Liquids Operations were $8.4 million in the first three months of 2003 compared to operating income of $3.6 million in the same period in 2002. The primary factors affecting our Liquids Operations are:

         o MTBE equivalent product margin per gallon declined from $0.34 per gallon in the first quarter of 2002 to $0.15 per gallon in the first quarter of 2003 due to higher prices for normal butane and methanol feedstocks. Our feedstock prices increased due to upward pressure from crude oil and natural gas markets, while the price for MTBE was under pressure due to the phase out of MTBE by certain California refiners.

         o MTBE sales volume in the first quarter of 2003 was 10,385 bpd, slightly higher than the first quarter of 2002 sales of 10,176 bpd. Production in both years was curtailed due to facility maintenance normally conducted in the first quarter of the year. In 2003, we discovered operational problems that required additional repair expenses and unanticipated downtime.

         o Total expenses from Liquids Operations increased approximately $1.1 million primarily due to $1.9 million of additional repair expenses incurred related to the unanticipated downtime in March 2003 and higher insurance cost by $0.3 million. These increased expenses were partially offset by lower depreciation and amortization costs and $0.3 million of lower employee related costs, as compared to the first quarter of 2002. The decrease in depreciation and amortization is attributable to the fourth quarter 2002 impairment.

         o Also during March 2003, the unexpected downtime resulted in a build of feedstock inventories beyond our operational requirements. Due to the volatility in the market and the higher than normal levels of inventory, we recorded a lower of cost or market adjustment of approximately $3.0 million at the end of the first quarter of 2003.

West Coast Operations

     Operating income from our West Coast Operations was $0.6 million in the first quarter of 2003 compared to an operating loss of $0.2 million in the first quarter of 2002. The improvement is primarily related to increased business activities from our natural gas liquids operations due to the major upgrade of these facilities completed in 2002 offset by a decrease in total expenses of $0.1 million.

Corporate and Other

     Corporate and other costs increased approximately $0.6 million, which principally reflects higher insurance costs of $0.4 million.

Reorganization Items, Net Gain on Discharge of Debt and Fresh Start Adjustments

     The reorganization items of $7.3 million are primarily comprised of legal and professional fees related to the bankruptcy proceedings. The net gain on the discharge of debt of $131.6 million was recorded net of the 9% senior notes and limited liability units issued to the creditors upon emergence from bankruptcy. The fresh start adjustments of $56.8 million result from adjusting assets and liabilities to fair value.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest and Financing Costs

The primary factors affecting interest and financing costs are as follows:

         o Facility fees on the credit facilities and term loan with Standard Chartered, SCTS and Lehman were $0.4 million lower during the first quarter of 2003 compared to the first quarter 2002.

         o Interest on working capital loans was virtually unchanged. Amounts outstanding under financing facilities were $190.0 million and $190.0 million at March 31, 2003 and 2002, respectively. Borrowing rates under the SCTS financing facilities range from LIBOR plus 75 basis points (prior to the bankruptcy) to LIBOR plus 300 basis points under the DIP Facilities and exit facilities.

         o Letter of credit costs were $2.1 million in the first quarter of 2003 under the credit facilities with Standard Chartered as compared to $0.9 million for the first quarter 2002. Higher letter of credit usage resulted from our bankruptcy and higher crude oil prices. Letter of credit fees averaged 3.0%.

         o Interest on the Term Loan totaled $2.5 million in the first quarter of 2003. The Term Loan was entered into in connection with our DIP Facilities in October 2002 and refinanced under the exit credit facilities in February 2003.

         o Interest on the 11% senior notes was $6.5 million in first quarter 2002. In 2003, there was no accrual on the 11% senior notes for the Predecessor Company during the bankruptcy. There is a one month accrual in March 2003 of $0.9 million on the 9% senior notes for the Successor Company.

Cumulative Effect of Accounting Changes

     The EITF reached a consensus in EITF Issue 02-03 to rescind EITF 98-10 effective January 1, 2003. The cumulative effect of the accounting change on January 1, 2003, was a loss of $2.4 million. See further discussion in Note 9 to the Condensed Consolidated Financial Statements. In addition, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", on January 1, 2003. In connection with the adoption of SFAS 143, we recorded a $1.6 million loss as a cumulative effect of an accounting change. See further discussion in Note 9 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

General

      We anticipate that our cash requirements, including sustaining capital expenditures for the foreseeable future, will be funded primarily from cash on hand, cash generated from operations, and our exit credit facilities, including the inventory repurchase agreement and receivables purchase agreement discussed below.

      Our ability to obtain letters of credit to support our purchases of crude oil and feedstocks is fundamental to our crude oil gathering and marketing activities and Liquids Operations. As a result of the Enron bankruptcy filing and our subsequent bankruptcy filing, our trade creditors have been less willing to extend credit to us on an unsecured basis and we have had to significantly reduce our marketing activities due to the amount of credit support available to us under our credit facilities. We believe that our exit credit facilities discussed below will be sufficient to permit us to return to a profitable level of business activity. Although we emerged from bankruptcy on March 1, 2003, we remain highly leveraged with substantial financing costs. Therefore, we can give no assurance that we will not be required to further reduce or restrict our gathering and marketing activities because of continuing limitations on our ability to obtain credit support and financing for our working capital needs.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Our ability to fund our liquidity and working capital requirements through available cash, cash generated from operations and our exit credit facilities is based on our ability to successfully implement our Restructuring Plan. Any material decrease in our financial strength may make it difficult to meet our debt covenants and, therefore, adversely affect our ability to fund our working capital needs and obtain letters of credit, or may increase the cost thereof. Additionally, we can give no assurance that our lenders will renew our facilities when they mature on August 30, 2004. In addition, we are limited in our ability to raise funds through the issuance of additional equity unless holders of at least two-thirds of the outstanding units approve such issuance.

     Our ability to meet financial covenants in the future may be affected by events beyond our control. While we currently expect to be in compliance with the covenants going forward, there can be no assurance that we will be in compliance with the covenants in the future or that we will be able to obtain amendments to the exit credit facilities, if so needed.

Cash Flows From Operating Activities

     Net cash provided by operating activities totaled $8.4 million in the first quarter of 2003 compared to $12.1 million in the first quarter of 2002. Cash from operations in the first quarter of 2003 reflects a net increase of approximately $6.5 million attributable to two buy/sell contracts with a single customer involving settlement of cash across year end 2002 and the end of the first quarter 2003 as well as a decline in general inventory levels from year end 2002. Cash from operations in the first quarter of 2002 reflects increased interest payable as well as reduced deposit requirements in connection with futures and derivative activities.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $0.4 million in the first quarter of 2003 compared to $17.2 million in the first quarter of 2002. Cash additions to property, plant, and equipment of $17.3 million in the first quarter of 2002 primarily include $8.6 million related to expansion capital projects and $6.3 million related to the turnaround of the Morgan's Point Facility. Proceeds from asset sales were $0.1 million in 2003 and 2002.

     We estimate that capital expenditures necessary to maintain the existing asset base at current operating levels will be approximately $10 million to $13 million each year. The level of additional capital expenditures by us will vary depending upon cash from operations, availability of financing, prevailing energy markets, general economic conditions and the current regulatory environment. Our credit facilities prohibit us from making capital expenditures outside of our present businesses, and further place monetary limitations on capital expenditures.

Cash Flows From Financing Activities

     Net cash used in financing activities totaled $10.0 million in the first quarter of 2003 as compared to cash provided by financing activities of $2.8 million in the first quarter of 2002. The 2003 amount represents a decrease in the amount outstanding under our receivables financing. The 2002 amount represents an increase in receivable financing, offset by distributions to unitholders. Cash distributions paid to unitholders were $4.7 million in 2002. We suspended distribution payments to unitholders in April 2002 and are prohibited from making any cash distributions to unitholders pursuant to the terms of our credit facilities and the indenture governing our 9% senior notes.

WORKING CAPITAL AND CREDIT RESOURCES

Summary of Debtor in Possession ("DIP") Financing

     On October 18, 2002, we entered into agreements with Standard Chartered, SCTS, Lehman and other lending institutions for $575 million in DIP financing facilities. The DIP facilities provided (i) $500 million of credit and

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


financing facilities through Standard Chartered and SCTS, which included up to $325 million for letters of credit and $175 million of inventory repurchase/accounts receivable financing through SCTS, and (ii) $75 million of term loans through Lehman and other lending institutions. The credit facilities were subject to a borrowing base and were secured by a first-priority lien on all, or substantially all, of our real and personal property. As of February 28, 2003, we had outstanding approximately $313.1 million of letters of credit, $125.0 million of inventory repurchase/accounts receivable financing, and $75 million of term loans. The DIP financing facilities contained certain restrictive covenants that, among other things, limited distributions, other debt, and certain asset sales. On February 28, 2003, the DIP financing facilities were refinanced by the same institutions as we emerged from bankruptcy. The following discussion provides an overview of our post-bankruptcy debt.

Summary of Exit Credit Facilities, Senior Notes, and Other Debt

     EOTT LLC's emergence from bankruptcy as of March 1, 2003, was financed through a combination of exit credit facilities, senior notes and other debt associated with settlement of claims during our bankruptcy proceedings. The table below provides a summary of these financing arrangements as of March 31, 2003.

                                    SUMMARY OF FINANCING ARRANGEMENTS
                                              (IN MILLIONS)

                                                   COMMITMENT/         AMOUNT
                                                   FACE AMOUNT       OUTSTANDING         MATURITY
                                                   -----------       -----------         --------
Exit Credit Facilities:
      Letter of Credit Facility                    $    325.0         $   313.5        August 30, 2004
      Receivables Purchase Agreement                    100.0*             40.0        August 30, 2003**
      Commodity Repurchase Agreement                     75.0              75.0        August 30, 2003**
      Term Loans                                         75.0              75.0        August 30, 2004

Senior Notes:                                           104.0              98.8        March 1, 2010***

Other Debt:
      Enron Note                                          6.2               7.2        October 1, 2005***
      Big Warrior Note                                    2.7               2.4        March 1, 2007***
      Ad Valorem Tax Liability                            8.3               8.3        March 1, 2009

*        $50 million of this commitment is unavailable ten days each month.
** Renewable for 12 months at our option in exchange for an extension fee of 1%.
*** These notes were adjusted to fair value pursuant to the adoption of fresh start reporting required by SOP 90-7.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following is a summary of certain contractual obligations at March 31, 2003 (in millions):

                                                                                           After
                                    2003       2004       2005       2006       2007       2007       Total
                                   -------   --------   --------   --------   --------   --------   ---------
Operating Leases.............     $    6.0   $    4.7   $    3.6   $    2.7   $    0.5    $   0.6   $    18.1
9% Senior Notes..............            -          -          -          -          -      104.0       104.0
Term Loans...................            -       75.0          -          -          -          -        75.0
Commodity Repurchase
   Agreement(1)..............         75.0          -          -          -          -          -        75.0
Receivables Purchase
   Agreement(1)..............         40.0          -          -          -          -          -        40.0
Enron Note...................          1.0        1.0        4.2          -          -          -         6.2
Big Warrior Note.............          0.2        0.3        0.4        0.4        1.4          -         2.7
Ad Valorem Tax Liability.....          1.0        1.4        1.5        1.5        1.6        1.3         8.3
                                   -------   --------   --------   --------   --------   --------   ---------
                                  $  123.2   $   82.4   $    9.7   $    4.6   $    3.5   $  105.9   $   329.3
                                  ========   ========   ========   ========   ========   ========   =========

     (1) We have the intent and ability to extend the maturity date to August 30, 2004.

     We provide certain purchasers with irrevocable letters of credit to secure our obligations to purchase crude oil or feedstocks for our crude oil or liquids marketing activities. Liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil or feedstock is purchased. These letters of credit are generally issued for up to sixty day periods and are canceled upon the payment of the purchase obligation. At March 31, 2003, we had outstanding letters of credit of approximately $313.5 million.

Exit Credit Facilities

     On February 11, 2003, we entered into our exit credit facilities with the same lenders and under substantially the same terms in the DIP financing facilities. These new facilities were closed on February 28, 2003 and $2.9 million of facility and extension fees were paid in connection with these new facilities, which is being amortized as interest expense over the terms of the facilities.

   Letter of Credit Facility

     The Letter of Credit Facility with Standard Chartered provides $325 million of financing until August 30, 2004 and is subject to defined borrowing base limitations. The borrowing base is the sum of (i) cash equivalents, specified percentages of eligible receivables, deliveries, fixed assets, inventory, margin deposits and undrawn product purchase letters of credit, minus (as of the date of determination) (ii) first purchase crude payables, other priority claims, aggregate net amounts payable by the borrowers under all hedging contracts and certain eligible receivables arising from future crude oil obligations, minus
(iii) the principal amount of loans outstanding and any accrued and unpaid fees and expenses under the Term Loans, minus (iv) all outstanding amounts under the Amended and Restated Commodity Repurchase Agreement and the Amended and Restated Receivables Purchase Agreement ("SCTS Purchase Agreements").

     The Letter of Credit Facility required an upfront facility fee of $1.25 million that was paid at closing. An additional reduction fee of $2.5 million will be payable on March 29, 2004, if Standard Chartered's exposure is not reduced to $200 million or less by that date. Letter of credit fees range from 2.25% to 2.75% per annum depending on usage. The commitment fee is 0.5% per annum of the unused portion of the Letter of Credit Facility. Additionally, we agreed to a fronting fee, which is the greater of 0.25% per annum times the face amount of the letter of credit or $250. An annual arrangement fee of 1% per annum times the average daily maximum facility amount, as defined in the Letter of Credit Facility, is payable on a monthly basis.

     The Letter of Credit Facility includes the following monthly covenants: (1) minimum earnings before interest, depreciation and amortization ("EBIDA"); (2) minimum interest coverage (EBIDA/cash interest expense); (3) minimum current ratio (adjusted current assets/adjusted current liabilities); and (4) minimum adjusted consolidated tangible net worth. The minimum EBIDA and interest coverage tests are based on a rolling, cumulative four-month basis and measured monthly. In addition, there are certain restrictive covenants that, among other things, limit distributions, redemptions, other debt, certain asset sales, mergers and change in control transactions.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     SCTS Purchase Agreements

     We have an agreement with SCTS similar to our pre-bankruptcy inventory repurchase agreement, which provides for the financing of purchases of crude oil inventory utilizing a forward commodity repurchase agreement ("Commodity Repurchase Agreement"). The maximum commitment under the Commodity Repurchase Agreement is $75 million. It required an upfront facility fee of approximately $378,000 and carries an interest rate of LIBOR plus 3%. The Commodity Repurchase Agreement has an initial term of six months to August 30, 2003, at which time we have the option to extend for an additional twelve months. We intend to extend the maturity date which will require the payment of an extension fee of $750,000 and the interest rate will increase to LIBOR plus 7%. As a result of our intent and ability to extend the maturity, the amount outstanding has been classified as long-term in the March 31, 2003 Condensed Consolidated Balance Sheet.

     In addition, we also have an agreement with SCTS similar to our pre-bankruptcy trade receivables agreement, which provides for the financing of up to an aggregate amount of $100 million of certain trade receivables ("Trade Receivables Agreement") outstanding at any one time. The discount fee is LIBOR plus 3% and an upfront facility fee of approximately $504,000 was paid. The Trade Receivables Agreement has an initial term of six months to August 30, 2003, at which time we have the option to extend for an additional twelve months. We intend to extend the maturity date which will require the payment of an extension fee of $1 million and the interest rate will increase to LIBOR plus 7%.

     Term Loan Agreement

     We entered into an agreement with Lehman Brothers Inc. ("Lehman"), as Term Lender Agent, and other lenders (collectively, "Term Lenders"), which provides for term loans in the aggregate amount of $75 million (the "Term Loans"). The Term Loans mature on August 30, 2004.

     The financing included two term notes. The Tier-A Term Note is for $50 million with a 9% per annum interest rate. The Tier-B Term Note is for $25 million with a 10% per annum interest rate. Interest is payable monthly on both notes. An upfront fee of $750,000 was paid and we agreed to pay a deferred financing fee in the aggregate amount of $2 million on the maturity date of the Term Loans. This latter fee was fully accrued as of February 28, 2003.

     The Term Loans are collateralized and have certain repayment priorities with respect to collateral proceeds pursuant to the Intercreditor and Security Agreement that is discussed below. Under the Term Loan Agreement, term loan debt outstanding is subject to a borrowing base as defined in the Letter of Credit Agreement. Further, the Term Loan Agreement contains financial covenants that mirror those outlined above in the discussion of the Letter of Credit Facility.

     Intercreditor and Security Agreement

     In connection with the Letter of Credit Facility, the Term Loans and the SCTS Purchase Agreements, we entered into the Intercreditor and Security Agreement ("Intercreditor Agreement"), with Standard Chartered, Lehman, SCTS and various other secured parties ("Secured Parties"). This agreement provides for the sharing of collateral among the Secured Parties and prioritizes the application of collateral proceeds which provides for repayment of the Tier-A Term Note and the Standard Chartered Letter of Credit exposure above $300 million prior to other secured obligations.

     In addition, to the extent that drawings are made on any letters of credit, Standard Chartered, as collateral agent, may distribute funds from our debt service payment account to itself (as letter of credit issuer agent on behalf of the letter of credit issuer) as needed to allow EOTT LLC to reimburse Standard Chartered, as letter of credit issuer, for such drawings.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Senior Notes

     On October 1, 1999, we issued to the public $235 million of 11% senior notes. The senior notes were due October 1, 2009, and interest was paid semiannually on April 1 and October 1. The senior notes were fully and unconditionally guaranteed by all of our operating limited partnerships but were otherwise unsecured. On October 1, 2002, we did not make the interest payment of $12.9 million on our $235 million 11% senior notes. These notes were cancelled effective March 1, 2003 as a result of our Restructuring Plan and the holders of these notes, along with our general unsecured creditors with allowed claims, will receive a pro rata share of $104 million of 9% senior unsecured notes, plus new EOTT LLC units as discussed below.

EOTT LLC Senior Notes 2010

     The $104 million of 9% senior unsecured notes will be allocated to former holders of the 11% senior notes described above and our general unsecured creditors with allowed claims. However, the exact pro rata allocation of the senior notes cannot be determined until the precise amount of each allowed claim is determined. This process is underway in the EOTT Bankruptcy Court as part of our Restructuring Plan and is expected to be completed no sooner than August 2003. The senior notes are due in March 2010, and interest will be paid semiannually on September 1 and March 1. Under the terms of the indenture governing our senior notes, we are allowed to pay interest payments in kind by issuing additional senior notes on the first two interest payment dates. If we make payments in kind, we must make the payments as if interest were being charged at 10% per annum instead of 9% per annum. We may not optionally redeem the notes. The notes are subject to mandatory redemption or sinking fund payments if we sell assets and use the money for certain purposes or if we have a change of control. Provisions of the indenture could limit additional borrowings, sale and lease back transactions, affiliate transactions, purchases of our own equity, payments on debt subordinated to the senior notes, distributions to members, sale of assets if certain financial performance ratios are not met, or certain merger, consolidation or change in control transactions.

Enron Note and Big Warrior Note

     In connection with our settlement with Enron as part of the Restructuring Plan, we executed a $6.2 million note payable to Enron ("Enron Note") that is guaranteed by our subsidiaries. The Enron Note is secured by an irrevocable letter of credit and bears interest at 10% per annum. Interest is paid semiannually and we are allowed to pay interest payments in kind on the first two interest payment dates. Principal payments of $1 million are payable in October 2003 and October 2004 with the remaining principal due in October 2005.

     In connection with a settlement with Big Warrior Corporation ("Big Warrior") during our bankruptcy, we executed a $2.7 million note payable to Big Warrior, which is secured by a second lien position in one of our Mississippi pipelines. The four-year note is payable in quarterly installments, based on a seven-year amortization schedule, at an interest rate of 6% per annum, with the first payment to be made on June 1, 2003. A final balloon payment is due March 1, 2007.

Ad Valorem Tax Liability

     In conjunction with our Restructuring Plan, we agreed to pay accrued but unpaid 2002 ad valorem taxes over six years from the effective date of our Restructuring Plan. This debt bears interest at 6% with quarterly principal and interest payments starting June 1, 2003.

EOTT LLC Equity Units and Warrants

     Under our Restructuring Plan, the MLP's common units were eliminated. We issued 12,317,340 new EOTT LLC units to be allocated to former equity holders, former noteholders, and holders of allowed general unsecured claims. We also issued to former equity holders 957,981 warrants to purchase additional EOTT LLC units. See

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Table of EOTT LLC Ownership under "Bankruptcy Proceedings and Restructuring Plan" above. As with the issuance of our 9% senior notes, the allocation of 11,947,820 of these new LLC units to former noteholders and holders of allowed general unsecured claims cannot be determined until the precise amount of each allowed claim is determined, which process is expected to be completed no sooner than August 2003. This will adversely affect our ability to seek unitholder approval for any matters requiring such approval because until allocation is made we will not know how many units each of our unitholders is entitled to. We do not expect to make distributions to our unitholders in the foreseeable future due to restrictions in our exit credit facilities.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, a corresponding increase in the carrying value of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. We adopted the accounting principle required by the new statement effective January 1, 2003. Determination of the fair value of the retirement obligation is based on numerous estimates and assumptions including estimated future third-party costs, future inflation rates and the future timing of settlement of the obligations.

     Our long-lived assets consist primarily of our crude oil gathering and transmission pipelines and associated field storage tanks, our liquids processing and facilities at Morgan's Point, our underground storage facility and associated pipeline grid system, handling and transportation facilities at Mont Belvieu and our gas processing and fractionation plant and related storage and distribution facilities on the West Coast.

     We identified asset retirement obligations that are within the scope of the new statement, including contractual obligations included in certain right-of-way agreements, easements and surface leases associated with our crude oil gathering, transportation and storage assets and obligations imposed by certain state regulatory requirements pertaining to closure and/or removal of facilities and other assets associated with our Morgan's Point, Mont Belvieu and West Coast facilities. We have estimated the fair value of asset retirement obligations based on contractual requirements where the settlement date is reasonably determinable. We cannot currently make reasonable estimates of the fair values of certain retirement obligations, principally those associated with certain right-of-way agreements and easements for our pipelines, our Morgan's Point, Mont Belvieu and West Coast facilities, because the settlement dates for the retirement obligations cannot be reasonably determined. We will record retirement obligations associated with these assets in the period in which sufficient information exists to reasonably estimate the settlement dates of the respective retirement obligations.

     As a result of the adoption of SFAS 143 on January 1, 2003, we recorded a liability of $ 1.7 million, property, plant and equipment, net of accumulated depreciation of $0.1 million and a cumulative effect of a change in accounting principle of $1.6 million. The effect of adoption of the new accounting principle was not material to the results of operations for the one month ended March 31, 2003, the two months ended February 28, 2003 nor would it have had a material impact on our net income for the three months ended March 31, 2002. During the periods presented, no asset retirement obligations were incurred or settled. The asset retirement obligation as of January 1, 2002 was not material.

     In October 2002, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The EITF reached a consensus to rescind Issue 98-10, and related interpretive guidance, and preclude mark to market accounting for energy trading contracts that are not derivative instruments pursuant to SFAS 133. The consensus requires that gains and losses (realized and unrealized) on all

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


derivative instruments held for trading purposes be shown net in the income statement, whether or not the instrument is settled physically. The consensus to rescind Issue 98-10 eliminated EOTT's basis for recognizing physical inventories at fair value. The consensus to rescind Issue 98-10 was effective for all new contracts entered into (and physical inventory purchased) after October 25, 2002. For energy trading contracts and physical inventories that existed on or before October 25, 2002, that remained at December 31, 2002, the consensus was effective January 1, 2003 and was reported as a cumulative effect of a change in accounting principle. The cumulative effect of the accounting change on January 1, 2003 was a loss of approximately $2.4 million. With the rescission of Issue 98-10, inventories purchased after October 25, 2002, have been valued at average cost.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new statement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. The accounting guidance in the new statement is to be applied prospectively. Although we are still in the process of reviewing the new statement, we do not expect that application of the guidance will have a material effect on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although we are still in the process of reviewing the new statement, we do not expect the adoption of this statement to have any material impact on our financial statements.

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

     Enron received a request for information from the EPA under Section 308 of the Clean Water Act requesting information regarding certain discharges and releases from oil pipelines owned or operated by Enron and its affiliates for the time period July 1, 1998 to July 11, 2001. Because we were the only Enron affiliated entity with domestic crude oil pipelines owned or operated by Enron, Enron responded for itself and on behalf of us to the

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EPA's request on January 29, 2002. At this time, we are not able to predict the outcome of the response made to the EPA's Section 308 request.

     In connection with extensive asset purchases in 1998 and 1999, we instituted a pipeline integrity management program in 1999. This program was expanded in December of 2001 with a pipeline integrity assurance program to comply with certain regulatory and legislative changes. Under this program, the integrity of a pipeline is evaluated to avoid operating a pipeline that poses significant risk of crude oil spills. Our written EOTT Pipeline Integrity Program, which was intended to comply with the new Office of Pipeline Safety ("OPS") Integrity Management regulations, was formally implemented in January 2002 and further expanded in January 2003. Anticipated operating expenses and capital expenditures to comply with that program are budgeted annually; however, actual future expenditures may be different from the amounts currently anticipated.

     John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, ("Kniffen Estates Suit") was filed on March 2, 2001, in the District Court of Midland County, Texas, 238th Judicial District by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). We purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent, and malicious in failing to accurately report and remediate the spill. With respect to us, the plaintiffs were seeking damages arising from any contamination of the soil or groundwater since we acquired the pipeline in question. No specific amount of money damages was claimed in the Kniffen Estate Suit, but the plaintiffs did file proofs of claim in our bankruptcy proceeding totaling $62 million. In response to the Kniffen Estates Suit, we filed a cross-claim against Tex-New Mex. In the cross-claim, we claim that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. On April 5, 2002, we filed an amended cross-claim which alleges that Tex-New Mex defrauded us as part of Tex-New Mex's sale of the pipeline systems to us in 1999. The amended cross-claim also alleges that various practices employed by Tex-New Mex in the operation of its pipelines constitute gross negligence and willful misconduct and void our obligation to indemnify Tex-New Mex for remediation of releases that occurred prior to May 1, 1999. In the Purchase and Sale Agreement, we agreed to indemnify Tex-New Mex only for certain remediation obligations that arose before May 1, 1999, unless these obligations were the result of the gross negligence or willful misconduct of Tex-New Mex prior to May 1, 1999. EOTT Energy Pipeline Limited Partnership ("PLP") and the plaintiffs agreed to a settlement during our bankruptcy proceedings. The settlement provides for the plaintiffs' release of their claims filed against PLP in this proceeding and in the bankruptcy proceedings, in exchange for an allowed general unsecured claim in our bankruptcy of $3,252,800 (as discussed above, the plaintiffs filed proofs of claim in our bankruptcy proceedings totaling $62 million). The general unsecured claim has been accrued at December 31, 2002. The plaintiffs and PLP continue to pursue their claims against Tex-New Mex. On April 1, 2003, we filed a second amended cross-claim in this matter. In addition to the claims filed in the previous cross-claims, EOTT requested (i) injunctive relief for Tex-New Mex's refusal to honor its indemnity obligations;
(ii) injunctive relief requiring Tex-New Mex to identify, investigate and remediate sites where the conduct alleged in our cross-claim occurred; and (iii) restitution damages of over $125,000,000. Tex-New Mex filed a motion to compel arbitration of these issues. The motion to compel arbitration was denied at a hearing held on April 11, 2003, but Tex-New Mex has filed an application with the Court of Appeals for a Writ of Mandamus that would compel the trial judge to grant Tex-New Mex's Motion to Compel Arbitration. At the April 11, 2003 hearing, the court severed into a separate action EOTT's cross-claims against Tex-New Mex that extend beyond the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's Over-Arching Claim"). Our motion for summary judgment on certain issues is set for hearing on May 5, 2003. Discovery is ongoing in this matter. A trial date of June 9, 2003 is set for the plaintiff's claims against Tex-New

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Mex and EOTT's original cross-claim against Tex-New Mex arising from their crude oil release and groundwater contamination in the Kniffen Estates subdivision (the "Original Claims"). The court has indicated that it will schedule a trial of EOTT's Over-Arching Claim after the Original Claims are tried.

Environmental Matters

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

     In addition to costs associated with the assets acquired from Tex-New Mex, EOTT has incurred spill clean up and remediation costs in connection with other properties it owns in various locations throughout the United States. We have acquired insurance coverage to cover clean up and remediation costs that may be incurred in connection with properties not acquired from Tex-New Mex. We have accrued current estimates for future remediation costs on all environmental spills or releases which occurred prior to December 31, 2002; however, actual future expenditures may be different than amounts currently anticipated. See further discussion of the estimated environmental liability and amounts expected to be recovered from insurance recorded at March 31, 2003 in Note 8 to the Condensed Consolidated Financial Statements.

     If MTBE were to be restricted or banned in Texas or throughout the United States, we could modify the Morgan's Point Facility to produce other products. We believe that modifying our existing Morgan's Point Facility to produce other gasoline blendstocks such as alkylates would require a substantial capital investment and as a result of our restructuring, we may not have the resources available to effect such a conversion or that such conversion would be economically viable. Further, we cannot predict whether the proposed Energy Policy Act or other similar legislation may be passed or whether the federal government will take steps to reverse California's ban on the use of MTBE as a gasoline component, or if the federal government will provide monetary assistance for conversion. If federal legislation is enacted regarding MTBE, the ban in California becomes effective, or Texas bans the use of MTBE, we would expect such ban to materially reduce MTBE demand, which would have a material adverse effect on our financial results.

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

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     No assurance can be given as to the ultimate amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently estimated. In the event of future increases in costs, we may be unable to pass on those increases to our customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from those estimates. The significant accounting policies summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 were:

         o   Revenues and Expenses;

         o   Depreciation and Amortization;

         o   Impairment of Assets; and

         o   Contingencies.

     Additional critical accounting policies or changes to existing policies that occurred in the first quarter of 2003 are discussed below.

Fresh Start Reporting

         We adopted fresh start reporting required by SOP 90-7 as of February 28, 2003 (the date chosen for accounting purposes). In accordance with the principles of fresh start reporting, we have adjusted our assets and liabilities to their fair values. We used independent third party financial advisors and valuation specialists to assist in the determination of the enterprise value of EOTT, the allocation of our reorganization value to our tangible and identifiable intangible assets and the fair value of our long-term liabilities. The valuations were based on a number of estimates and assumptions such as annual volumes and cash flows, terminal values and discount rates, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the valuations will be realized and actual results could vary significantly. The determination of the fair values are substantially complete: however, estimates of certain assets and liabilities are based on preliminary information and are subject to revisions as information is finalized. We do not believe that the final determination of the fair value will have a material effect on our financial position or results of operations. See further discussion in Note 3 to our Condensed Consolidated Financial Statements.

Energy Trading and Derivative Activities

         Prior to the adoption of EITF 02-03, substantially all of our gathering, marketing and trading activities were accounted for on a fair value basis under EITF 98-10 or SFAS 133 with changes in fair value included in earnings. EITF 02-03 precludes mark to market accounting for energy trading contracts that are not derivative instruments pursuant to SFAS 133. See further discussion in Note 9 to the Condensed Consolidated Financial Statements regarding the impact of adopting EITF 02-03.

                                EOTT ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in Item 3 should be read in conjunction with information set forth in Part II, Item 7a in our Annual Report on Form 10-K for the year ended December 31, 2002, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Part I.

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

The following table illustrates the value at risk for commodity price risk (in millions):


                                                              MARCH 31,          DECEMBER 31,
                                                                 2003                2002
                                                            ---------------     ---------------
         Commodity price  (1) (2)....................         $         0.1       $         -

         (1) The above value at risk amount represents financial derivative commodity instruments, primarily commodity futures contracts, entered into to hedge future physical crude oil purchase and sale commitments. The commitments to purchase and sell physical crude oil have not been included in the above value at risk computation.

         (2)  At March 31, 2003, we had crude oil futures contracts to purchase
              0.5 million barrels of crude oil and to sell 0.3 million barrels of crude oil, with the majority of these contracts maturing in the second quarter of 2003. At December 31, 2002, we had crude oil future contracts to purchase 0.6 million barrels of crude oil and to sell 0.6 million barrels of crude oil, with the majority of these contracts maturing in the first quarter of 2003.

COMMODITY DERIVATIVE TRANSACTIONS ACCOUNTED FOR AT FAIR VALUE

     Generally, as we purchase crude oil, we enter into corresponding sales transactions involving physical delivery of crude oil to third party users or corresponding sales transactions on the NYMEX. This process enables us to minimize our exposure to price risk until we take physical delivery of the crude oil. In 2002, substantially all of our crude oil and refined products marketing and trading operations were accounted for on a fair value basis pursuant to SFAS No. 133 or EITF Issue 98-10. Effective January 1, 2003, energy trading contracts that are not derivative instruments pursuant to SFAS No. 133 are no longer accounted for at fair value. Prior to the rescission of EITF 98-10, we accounted for inventories used in our energy trading activities at fair value.

     The following table indicates fair values and changes in fair value of our commodity derivative transactions (in thousands):

                                EOTT ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                                                  SUCCESSOR COMPANY  |      PREDECESSOR COMPANY
                                                                  -----------------  | ----------------------------
                                                                         One Month   |    Two Months     Three Months
                                                                            Ended    |        Ended          Ended
                                                                          March 31,  |     February 28,    March 31,
                                                                            2003     |        2003          2002
                                                                  -------------------|     -----------   -----------
                                                                                     |
                                                                                     |
     Fair value of contracts at beginning of period.............  $         1,254    |     $      (844)  $    (5,597)
     Cumulative effect of accounting change.....................                -    |          (2,389)            -
     Change in realized and unrealized value....................             (105)   |           4,114           625
     Fair value of new contracts entered into during the year...            1,098    |             373       (10,128)
                                                                  ---------------    |     -----------    ----------
     Fair value of contracts at end of period...................  $         2,247    |     $     1,254    $  (15,100)*
                                                                  ===============    |     ===========    ==========

*Approximately $13.0 million of the fair value loss at March 31, 2002 related to physical sales transactions or sales transactions on the NYMEX entered into to hedge physical inventory. The fair value of inventory is not included in the table above.


FAIR VALUE OF COMMODITY DERIVATIVE INSTRUMENTS AT MARCH 31, 2003

                                                                 MATURITY GREATER THAN
                                             MATURITY OF 90         90 DAYS BUT LESS
       SOURCE OF FAIR VALUE                   DAYS OR LESS           THAN ONE YEAR            TOTAL FAIR VALUE
       --------------------                  --------------      ---------------------        ----------------
Prices Actively Quoted...............        $         (584)        $         (186)            $          (770)
*Prices Provided by Other
   External Source...................                 2,993                     24                       3,017
                                             --------------         --------------             ---------------
   Total.............................        $        2,409         $         (162)            $         2,247
                                             ==============         ==============             ===============


   *In determining the fair value of certain contracts, adjustments may be made to published posting data, for location differentials and quality basis adjustments.


ITEM 4.  CONTROLS AND PROCEDURES

     Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures within 90 days prior to the date of filing of this Quarterly Report on Form 10-Q for the period ending March 31, 2003. They believe that our current internal controls and procedures are effective and designed to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC and that such information is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions to be made regarding required disclosure. Subsequent to the date of the evaluation, there were no significant corrective actions taken by us or other changes made to these internal controls. Management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation. We will, however, formally evaluate the disclosure controls and procedures on no less than a quarterly basis and will consider implementation of enhancements to our disclosure controls and procedures as may be desirable or necessary from time to time.

                           PART II. OTHER INFORMATION

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)



ITEM 1. LEGAL PROCEEDINGS

     See Part I. Item 1, Note 8 to the Condensed Consolidated Financial Statements entitled "Commitments and Contingencies," which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Pursuant to our Restructuring Plan, we cancelled the MLP's common units, subordinated units, and additional partnership interests and we issued 369,520 limited liability company units and 957,981 warrants for limited liability company units to the former holders of the MLP's common units, and 11,947,820 limited liability company units to be allocated to the holders of the MLP's former 11% senior notes due 2009 and our general unsecured creditors with allowed claims. See Note 5 to the Condensed Consolidated Financial Statements.

     The LLC units and the warrants were issued without registration under the Securities Act, or state law, in reliance on the exemptions provided for in
Section 1145 of Title 11 of the Bankruptcy Code. Our new LLC units and warrants are, however, registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 and therefore subject to the reporting requirements under this act.

     Our credit facilities restrict our ability to make cash distributions on the LLC units during the term of the facilities. See further discussion in Note 6 to the Condensed Consolidated Financial Statements, and Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Working Capital and Credit Resources." In addition, pursuant to the terms of our indenture governing our 9% senior notes, the cash distributions on the LLC units will be limited due to the existing restrictions of our ability to pay distributions under the credit facilities and other debt instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Our Chapter 11 filing on October 8, 2002 constituted an event of default under our Credit Facility with Standard Chartered, our Receivables Purchase Agreement with SCTS, our Inventory Repurchase Agreement with SCTS and our $235 million 11% senior notes due 2009. The amounts outstanding under the Credit Facility, Receivables Purchase Agreement and Inventory Repurchase Purchase Agreement transferred to our DIP Financing facilities are described in Note 7 of our attached Condensed Consolidated Financial Statements. In addition, we did not make the $12.9 million interest payment on our 11% senior notes which was due on October 1, 2002. See Note 7 to the Condensed Consolidated Financial Statements. Our disposition of these obligations is covered by our Restructuring Plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Bankruptcy Proceedings and Restructuring Plan - Restructuring Plan" and Note 2 to our Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits.

      Exhibit 10.1 Form of Administrative Services Agreement by and between EOTT Energy LLC and EOTT Energy General Partner, L.L.C., effective January 1, 2003
      Exhibit   99.1   Section 906 Certification of Thomas M. Matthews
      Exhibit   99.2   Section 906 Certification of H. Keith Kaelber

                                EOTT ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)

(b)      Reports on Form 8-K.

              Current Report on Form 8-K filed by EOTT Energy Partners, L.P. on January 27, 2003 pursuant to Item 5. Other Events regarding its press release dated January 27, 2003.

              Current Report on Form 8-K filed by EOTT Energy Partners, L.P. on March 4, 2003 pursuant to Item 1. Change of Control and Item 3. Bankruptcy or Receivership regarding confirmation of our reorganization plan.

              Current Report on Form 8-K filed by EOTT Energy LLC on March 11, 2003 pursuant to Item 5. Other matters regarding our emergence from Chapter 11 bankruptcy proceedings and registration under Rule 12g-3(a).

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EOTT ENERGY  LLC
                                      (A Delaware Limited Liability Company)

Date:    May 20, 2003


                                      /s/     H. KEITH KAELBER
                                      -------------------------------------
                                      H. Keith Kaelber
                                      Executive Vice President and
                                      Chief Financial Officer

                                 CERTIFICATIONS


I, Thomas M. Matthews certify that:

1. I have reviewed this quarterly report on Form 10-Q of EOTT Energy LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 20, 2003

                               /s/ THOMAS M. MATTHEWS
                              ------------------------------------------------
                              Thomas M. Matthews
                              Chairman of the Board and Chief Executive Officer

I, H. Keith Kaelber, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EOTT Energy LLC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 20, 2003

                                              /s/     H. KEITH KAELBER
                                             ----------------------------------
                                             H. Keith Kaelber
                                             Executive Vice President and
                                             Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER         DESCRIPTION
--------------         -----------

   10.1 Form of Administrative Services Agreement by and between EOTT Energy LLC and EOTT Energy General Partner, L.L.C., effective January 1, 2003

   99.1                Section 906 Certification of Thomas M. Matthews

   99.2                Section 906 Certification of H. Keith Kaelber