Form 10-Q
period 2003-06-30
EOTT ENERGY LLC
filed 2003-08-14
CIK 1219702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-50195

                                 EOTT ENERGY LLC
             (Exact name of registrant as specified in its charter)



                 Delaware                                  76-0424520
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

    2000 West Sam Houston Parkway South,
                Suite 400
              Houston, Texas                                 77042
  (Address of principal executive offices)                (Zip Code)

                                 (713) 993-5200
              (Registrant's telephone number, including area code)

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

         Indicate by checkmark whether the registrant has filed all documents and reports to be filed by Section 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The number of limited liability company units outstanding as of August 8, 2003 was 12,328,468.

                                EOTT ENERGY LLC

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                                                     Page
ITEM 1.  Financial Statements

  Condensed Consolidated Statements of Operations (Unaudited)-
    Three Months Ended June 30, 2003 (Successor Company) and
    Three Months Ended June 30, 2002 (Predecessor Company) .............................................................1

  Condensed Consolidated Statements of Operations (Unaudited)-
    Four Months Ended June 30, 2003 (Successor Company),
    Two Months Ended February 28, 2003 (Predecessor Company) and
    Six Months ended June 30, 2002 (Predecessor Company) ...............................................................2

  Condensed Consolidated Balance Sheets (Unaudited)-
    June 30, 2003 (Successor Company) and
    December 31, 2002 (Predecessor Company) ............................................................................3

  Condensed Consolidated Statements of Cash Flows (Unaudited)-
    Four Months Ended June 30, 2003 (Successor Company),
    Two Months Ended February 28, 2003 (Predecessor Company) and
    Six Months ended June 30, 2002 (Predecessor Company) ...............................................................4

  Condensed Consolidated Statement of Members'/Partners' Capital (Unaudited)-
    Four Months Ended June 30, 2003 (Successor Company)
    and Two Months Ended February 28, 2003 (Predecessor Company) .......................................................5

  Notes to Condensed Consolidated Financial Statements .................................................................6


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................................................................33

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ...................................................55

ITEM 4.  Controls and Procedures ......................................................................................56


                                                     PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ............................................................................................57

ITEM 6.  Exhibits and Reports on Form 8-K .............................................................................57

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Unit Amounts)
                                   (Unaudited)

                                                              SUCCESSOR    |   PREDECESSOR
                                                               COMPANY     |     COMPANY
                                                            -------------  |  -------------
                                                            THREE MONTHS   |   THREE MONTHS
                                                                ENDED      |      ENDED
                                                            JUNE 30, 2003  |   JUNE 30, 2002
                                                            -------------  |   -------------
                                                                           |
Operating Revenue .....................................       $  96,218    |      $101,499
                                                                           |
Cost of Sales .........................................          52,956    |        44,594
Operating Expenses ....................................          27,244    |        30,366
Depreciation and Amortization-operating ...............           5,431    |         8,134
                                                              ---------    |     ---------
                                                                           |
Gross Profit ..........................................          10,587    |        18,405
                                                                           |
Selling, General and Administrative Expenses ..........          13,979    |        13,110
Depreciation and Amortization-corporate & other .......               7    |           810
Other (Income) Expense ................................          (1,063)   |        (1,208)
Impairment of Assets ..................................              --    |         1,168
                                                              ---------    |     ---------
                                                                           |
Operating Income (Loss) ...............................          (2,336)   |         4,525
                                                                           |
Interest Expense and Related Charges ..................          (9,590)   |       (12,446)
Interest Income .......................................              22    |            65
Other, net ............................................            (108)   |           152
                                                              ---------    |     ---------
                                                                           |
Income (Loss) from Continuing Operations ..............         (12,012)   |        (7,704)
                                                                           |
Income (Loss) from Discontinued Operations (Note 5) ...             529    |           421
                                                              ---------    |     ---------
                                                                           |
Net Income (Loss) .....................................       $ (11,483)   |     $  (7,283)
                                                              ---------    |     ---------
                                                                           |
Basic Net Income (Loss) Per Unit (Note 7)                                  |
     Common Unit ......................................             N/A    |     $    0.02
                                                              =========    |     =========
     Subordinated Unit ................................             N/A    |     $   (0.80)
                                                              =========    |     =========
     LLC Unit .........................................       $   (0.93)   |           N/A
                                                              =========    |     =========
Diluted Net Income (Loss) Per Unit (Note 7) ...........       $   (0.93)   |     $   (0.25)
                                                              =========    |     =========
Average Units Outstanding for Diluted Computation .....          12,317    |        27,476
                                                              =========    |     =========


The accompanying notes are an integral part of these consolidated financial statements.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Unit Amounts)
                                   (Unaudited)

                                                                            SUCCESSOR COMPANY |        PREDECESSOR COMPANY
                                                                            ----------------- | --------------------------------
                                                                               FOUR MONTHS    |   TWO MONTHS       SIX MONTHS
                                                                                  ENDED       |      ENDED            ENDED
                                                                              JUNE 30, 2003   | FEBRUARY 28, 2003  JUNE 30, 2002
                                                                            ----------------- | -----------------  -------------
                                                                                              |
Operating Revenue ........................................................       $ 122,058    |     $  72,316        $ 193,581
                                                                                              |
Cost of Sales ............................................................          65,584    |        40,829           77,453
Operating Expenses .......................................................          38,410    |        17,365           60,605
Depreciation and Amortization-operating ..................................           7,312    |         4,816           16,147
                                                                                 ---------    |     ---------        ---------
                                                                                              |
Gross Profit .............................................................          10,752    |         9,306           39,376
                                                                                              |
Selling, General and Administrative Expenses .............................          17,902    |         6,917           25,257
Depreciation and Amortization-corporate & other ..........................               8    |           519            1,630
Other (Income) Expense ...................................................          (1,201)   |            (8)          (2,136)
Impairment of Assets .....................................................              --    |            --            1,168
                                                                                 ---------    |     ---------        ---------
                                                                                              |
Operating Income (Loss) ..................................................          (5,957)   |         1,878           13,457
                                                                                              |
Interest Expense and Related Charges .....................................         (12,891)   |        (5,645)         (23,686)
Interest Income ..........................................................              45    |            58               83
Other, net ...............................................................            (107)   |            98              225
                                                                                 ---------    |     ---------        ---------
Income (Loss) from Continuing Operations Before Reorganization Items,                         |
    Net Gain on Discharge of Debt and                                                         |
    Fresh Start Adjustments ..............................................         (18,910)   |        (3,611)          (9,921)
                                                                                              |
Reorganization Items (Note 2) ............................................              --    |        (7,330)              --
Net Gain on Discharge of Debt (Note 2) ...................................              --    |       131,560               --
Fresh Start Adjustments ..................................................              --    |       (56,771)              --
                                                                                 ---------    |     ---------        ---------
                                                                                              |
Income (Loss) from Continuing Operations .................................         (18,910)   |        63,848           (9,921)
                                                                                              |
Income (Loss) from Discontinued Operations (Note 5) ......................             777    |           395              293
                                                                                 ---------    |     ---------        ---------
Income (Loss) Before Cumulative                                                               |
 Effect of Accounting Changes ............................................         (18,133)   |        64,243           (9,628)
                                                                                              |
Cumulative Effect of Accounting Changes (Note 11) ........................              --    |        (3,976)              --
                                                                                 ---------    |     ---------        ---------
Net Income (Loss) ........................................................       $ (18,133)   |     $  60,267        $  (9,628)
                                                                                 =========    |     =========        =========
                                                                                              |
Basic Net Income (Loss) Per Unit (Note 7)                                                     |
                                                                                              |
 Common Unit .............................................................             N/A    |     $    0.12        $   (0.01)
                                                                                 =========    |     =========        =========
 Subordinated Unit .......................................................             N/A    |     $      --        $   (0.99)
                                                                                 =========    |     =========        =========
                                                                                              |
 LLC Unit ................................................................       $   (1.47)   |           N/A              N/A
                                                                                 =========    |     =========        =========
Diluted Net Income (Loss) Per Unit (Note 7) ..............................       $   (1.47)   |     $    0.08        $   (0.33)
                                                                                 =========    |     =========        =========
Average Units Outstanding for Diluted Computation ........................          12,317    |        27,476           27,476
                                                                                 =========    |     =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                  SUCCESSOR COMPANY |  PREDECESSOR COMPANY
                                                                  ----------------- |  -------------------
                                                                    JUNE 30, 2003   |   DECEMBER 31, 2002
                                                                  ----------------- |  -------------------
                                                                                    |
                                    ASSETS                                          |
Current Assets                                                                      |
    Cash and cash equivalents ..................................       $   2,479    |     $  16,432
    Trade and other receivables, net of allowance for                               |
      doubtful accounts of $1,210 and $1,210, respectively .....         442,856    |       407,096
    Inventories of continuing operations .......................          32,592    |        33,094
    Inventories of discontinued operations .....................             128    |           460
    Other ......................................................          15,449    |        23,888
                                                                       ---------    |     ---------
        Total current assets ...................................         493,504    |       480,970
                                                                       ---------    |     ---------
                                                                                    |
Property, Plant and Equipment ..................................         321,531    |       580,883
    Less:  Accumulated depreciation ............................           7,320    |       210,351
                                                                       ---------    |     ---------
        Net property, plant and equipment ......................         314,211    |       370,532
                                                                       ---------    |     ---------
                                                                                    |
Long-lived assets of discontinued operations ...................           9,533    |        10,426
Goodwill .......................................................              --    |         7,436
Other Assets ...................................................           7,692    |         4,070
                                                                       ---------    |     ---------
Total Assets ...................................................       $ 824,940    |     $ 873,434
                                                                       =========    |     =========
                                                                                    |
                  LIABILITIES AND MEMBERS'/PARTNERS' CAPITAL                        |
                                                                                    |
Current Liabilities                                                                 |
    Trade accounts payable .....................................       $ 482,808    |     $ 389,346
    Accrued taxes payable ......................................           6,543    |        11,327
    Term loans (Note 9) ........................................              --    |        75,000
    Commodity repurchase agreement (Note 9) ....................              --    |        75,000
    Receivable financing (Note 9) ..............................          20,000    |        50,000
    Other ......................................................          26,648    |        23,274
                                                                       ---------    |     ---------
        Total current liabilities ..............................         535,999    |       623,947
                                                                       ---------    |     ---------
                                                                                    |
Long -Term Liabilities                                                              |
    9% senior notes (Note 9) ...................................          98,974    |            --
    Term loans (Note 9) ........................................          75,000    |            --
    Commodity repurchase agreement (Note 9) ....................          75,000    |            --
    Note payable to Enron Corp. ................................           5,701    |         5,212
    Other ......................................................          15,760    |        10,605
                                                                       ---------    |     ---------
        Total long-term liabilities ............................         270,435    |        15,817
                                                                       ---------    |     ---------
                                                                                    |
Liabilities Subject to Compromise (Note 2) .....................              --    |       292,827
                                                                                    |
Commitments and Contingencies (Note 10)                                             |
                                                                                    |
Additional Partnership Interests (Note 6) ......................              --    |         9,318
                                                                                    |
Members'/Partners' Capital (Deficit)                                                |
    Partners' Capital (Deficit) ................................              --    |       (68,475)
    Members' Capital ...........................................          18,554    |            --
    Accumulated Other Comprehensive Income (Loss) ..............             (48)   |            --
                                                                       ---------    |     ---------
    Total ......................................................          18,506    |       (68,475)
                                                                       ---------    |     ---------
Total Liabilities and Members'/Partners' Capital ...............       $ 824,940    |     $ 873,434
                                                                       =========    |     =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                           SUCCESSOR COMPANY  |       PREDECESSOR COMPANY
                                                                           ------------------ |  --------------------------------
                                                                              FOUR MONTHS     |    TWO MONTHS         SIX MONTHS
                                                                                 ENDED        |       ENDED             ENDED
                                                                             JUNE 30, 2003    |  FEBRUARY 28, 2003  JUNE 30, 2002
                                                                           ------------------ |  -----------------  -------------
                                                                                              |
CASH FLOWS FROM OPERATING ACTIVITIES                                                          |
   Reconciliation of net income (loss) to net cash provided by (used                          |
   in) operating activities                                                                   |
     Net income (loss) ...................................................       $ (18,133)   |     $  60,267        $  (9,628)
     Depreciation and amortization .......................................           7,493    |         5,560           18,553
     Impairment of Assets ................................................              --    |            --            1,168
     Net unrealized change in crude oil trading activities ...............             877    |        (2,120)          (4,274)
     Losses on disposal of assets ........................................              58    |            --              174
     Non-cash net gain for reorganization items and discharge of debt ....              --    |      (127,185)              --
     Fresh start adjustments .............................................              --    |        56,771               --
     Changes in components of working capital -                                               |
        Receivables ......................................................          (3,495)   |       (32,177)          72,880
        Inventories ......................................................          (6,110)   |         7,617           63,048
        Other current assets .............................................          (5,425)   |         2,428            6,299
        Trade accounts payable ...........................................          14,108    |        49,500          (78,592)
        Accrued taxes payable ............................................           1,805    |         1,717            2,494
        Other current liabilities ........................................           4,230    |          (320)          (8,723)
     Other assets and liabilities ........................................          (3,035)   |         2,530            2,603
                                                                                 ---------    |     ---------        ---------
   Net Cash Provided by (Used in) Operating Activities ...................          (7,627)   |        24,588           66,002
                                                                                 ---------    |     ---------        ---------
                                                                                              |
CASH FLOWS FROM INVESTING ACTIVITIES                                                          |
   Proceeds from sale of property, plant and equipment ...................             161    |            --            1,431
                                                                                              |
   Additions to property, plant and equipment ............................            (790)   |          (285)         (24,174)
                                                                                 ---------    |     ---------        ---------
   Net Cash Used In Investing Activities .................................            (629)   |          (285)         (22,743)
                                                                                 ---------    |     ---------        ---------
                                                                                              |
CASH FLOWS FROM FINANCING ACTIVITIES                                                          |
   Increase (decrease) in receivable financing ...........................         (30,000)   |            --            7,500
   Decrease in short-term borrowings .....................................              --    |            --          (17,900)
   Decrease in repurchase agreements .....................................              --    |            --          (25,000)
   Distributions to unitholders ..........................................              --    |            --           (4,712)
                                                                                 ---------    |     ---------        ---------
   Net Cash Used in Financing Activities .................................         (30,000)   |            --          (40,112)
                                                                                 ---------    |     ---------        ---------
                                                                                              |
Increase (Decrease) in Cash and Cash Equivalents .........................         (38,256)   |        24,303            3,147
                                                                                              |
Cash and Cash Equivalents Beginning of Period ............................          40,735    |        16,432            2,941
                                                                                 ---------    |     ---------        ---------
Cash and Cash Equivalents End of Period ..................................       $   2,479    |     $  40,735        $   6,088
                                                                                 =========    |     =========        =========
                                                                                              |
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                              |
   Cash Paid for Interest ................................................       $  10,374    |     $   5,599        $  22,493
   Cash Paid for Reorganization Items ....................................           3,149    |         2,867               --
                                                                                              |
SUPPLEMENTAL NON CASH INVESTING AND FINANCING INFORMATION                                     |
   Discharge of 11% Senior Notes, including accrued interest .............       $      --    |     $ 248,481        $      --
   Cancellation of additional partnership interests ......................              --    |         9,318               --
   Issuance of 9% Senior Notes ...........................................              --    |       104,000               --
   Issuance of new equity of Successor Company ...........................              --    |        36,687               --

The accompanying notes are an integral part of these consolidated financial statements.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
         CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS'/PARTNERS' CAPITAL
                                 (In Thousands)
                                   (Unaudited)


                                                                PARTNERS' CAPITAL                         ACCUMULATED
                                                     --------------------------------------                  OTHER
                                                        COMMON     SUBORDINATED    GENERAL    MEMBERS'   COMPREHENSIVE
                                                     UNITHOLDERS   UNITHOLDERS     PARTNER    CAPITAL    INCOME (LOSS)    TOTAL
                                                     -----------   ------------   ---------   ---------  -------------  ---------
Partners' Capital (Deficit) at
   December 31, 2002 (Predecessor Company) .......    $  (2,135)    $      --     $ (66,340)  $      --     $   --      $ (68,475)
Loss Before Reorganization Items,
   Net Gain on Discharge of Debt and
   Fresh Start Adjustments .......................           --            --        (7,192)         --         --         (7,192)
Reorganization Items and Net Gain on
   Discharge of Debt .............................       15,700        36,705        80,033      36,687         --        169,125
Fresh Start Adjustments ..........................      (13,565)      (36,705)       (6,501)         --         --        (56,771)
                                                      ---------     ---------     ---------   ---------     ------      ---------
Members' Capital at February 28, 2003
   (Successor Company) ...........................    $      --     $      --     $      --   $  36,687     $   --      $  36,687
                                                      =========     =========     =========   =========     ======      =========
---------------------------------------------------------------------------------------------------------------------------------



                                                                    PARTNERS' CAPITAL                     ACCUMULATED
                                                     --------------------------------------                 OTHER
                                                        COMMON      SUBORDINATED   GENERAL   MEMBERS'   COMPREHENSIVE
                                                      UNITHOLDERS    UNITHOLDERS   PARTNER   CAPITAL     INCOME (LOSS)    TOTAL
                                                     ------------   ------------   --------  --------   --------------   --------
Members' Capital at February 28, 2003
   (Successor Company) ..........................    $         --    $       --   $       --  $ 36,687      $     --      $ 36,687
Net Loss ........................................              --            --           --   (18,133)           --       (18,133)
Unrealized net losses on derivative
   instruments arising during the period ........              --            --           --        --          (226)           --
Less reclassification adjustment for
   net realized losses on derivative
   instruments included in net loss .............              --            --           --        --           178           (48)
                                                                                                                          --------
Comprehensive loss ..............................                                                                          (18,181)
                                                     ------------    ----------   ----------  --------      --------      --------
Members' Capital at June 30, 2003
   (Successor Company) ..........................    $         --    $       --   $       --  $ 18,554      $    (48)     $ 18,506
                                                     ============    ==========   ==========  ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







1. BASIS OF PRESENTATION

         We are a Delaware limited liability company that was formed on November 14, 2002 as EOTT Energy LLC ("EOTT LLC") in anticipation of assuming and continuing the business formerly directly owned by EOTT Energy Partners, L.P. (the "MLP"), which, as described in Note 2 below, filed for Chapter 11 reorganization with its wholly owned subsidiaries on October 8, 2002. We emerged from bankruptcy and EOTT LLC became the successor registrant to the MLP on March 1, 2003, the effective date of the Third Amended Joint Chapter 11 Plan of Reorganization, as supplemented ("Restructuring Plan"). We operate principally through four affiliated operating limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Pipeline Limited Partnership, and EOTT Energy Liquids L.P., each of which is a Delaware limited partnership. In 1999, EOTT Energy Finance Corp. was formed in connection with a debt offering to facilitate certain investors' ability to purchase our 11% senior notes. In 2001, we formed EOTT Energy General Partner, L.L.C., which serves as the general partner for our four affiliated operating limited partnerships. Until our emergence from bankruptcy, EOTT Energy Corp. (the "General Partner"), a Delaware corporation and a wholly-owned subsidiary of Enron Corp. ("Enron"), served as the general partner of the MLP and owned an approximate 1.98% general partner interest in the MLP. The General Partner also filed for bankruptcy on October 21, 2002. Unless the context otherwise requires, the terms "we" and "EOTT" refer to EOTT Energy LLC and our four affiliated operating limited partnerships, EOTT Energy Finance Corp., and EOTT Energy General Partner, L.L.C. (the "Subsidiary Entities"), and for periods prior to our emergence from bankruptcy in March 2003, "we" and "EOTT" refer to EOTT Energy Partners, L.P. and its sole general partner, EOTT Energy Corp., as well as the Subsidiary Entities.

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

         As a result of the application of fresh start reporting under the American Institute of Certified Public Accountants Statement of Position No. 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," as of February 28, 2003 (the date chosen for accounting purposes), EOTT's financial results for the six months ended June 30, 2003 include two different bases of accounting and accordingly, the financial condition, operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For a further discussion of fresh start reporting, see Note 3. For purposes of these financial statements, references to the "Predecessor Company" are references to EOTT for periods through February 28, 2003 (the last day of the calendar month in which EOTT emerged from bankruptcy) and references to the "Successor Company" are references to EOTT for periods subsequent to February 28, 2003. The Successor Company's financial statements are not comparable to the Predecessor Company's financial statements. See further discussion in Note 3.

         As a limited liability company, we are generally treated like a partnership for federal income tax purposes and like a corporation with limited liability for state law and other non-tax purposes. In other words, for federal income tax purposes, we do not pay tax on our income or gain, nor are we entitled to a deduction for our losses, but such gains or losses are allocated to each member in accordance with the member's interest in us and the member will be responsible for paying the income tax applicable to such membership interest. Our taxable income or loss, which may vary substantially from the net income or net loss we report in our

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

consolidated statement of operations, is includable in the federal income tax returns of our members. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each member's tax attributes in EOTT. Under our Limited Liability Company Agreement (the "LLC Agreement"), the Board may, but is not required, to make distributions to each interest holder, and in any event, our exit credit facilities do not permit us to make any cash distributions so long as we have any indebtedness or other obligations outstanding under the exit credit facilities. Similar to a corporation, members do not share our liability. Under our LLC Agreement, members are also entitled to certain information about us and to vote for directors and on certain other matters. The holders of the majority of outstanding units have the right to vote on mergers and the election or removal of directors. The holders of two-thirds of the units have the right to approve additional issuances of equity and certain amendments to the LLC Agreement. Members are not entitled to participate in our management directly, but participate indirectly through the election of our directors.

         Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

2. BANKRUPTCY PROCEEDINGS AND RESTRUCTURING PLAN

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

         o We cancelled our outstanding $235 million of 11% senior unsecured notes. Our former senior unsecured noteholders and holders of allowed general unsecured claims will receive a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 limited liability company units of EOTT LLC representing 97% of the newly issued units. The $104 million senior unsecured notes and the 11,947,820 units have been issued to the Bank of New York, the depositary agent, but have not been distributed to our creditors as of June 30, 2003. The $104 million senior unsecured notes and 11,947,820 units are deemed to be issued and outstanding for purposes of these financial statements. See further discussion in Note 6 and Note 9.

         o We cancelled the MLP's publicly traded common units, and the former holders of the MLP's common units received 369,520 limited liability company units of EOTT LLC, representing 3% of newly issued units, and 957,981 warrants to purchase an additional 7% of the new units. We cancelled the MLP's subordinated units and additional partnership interests. See
                  Note 6.

         o We are authorized and the board has approved the development of a management incentive plan. The incentive plan reserves
                  1.2 million of EOTT LLC's authorized units for issuance to certain key employees and directors.

         o We closed exit credit facilities with Standard Chartered, SCTS, Lehman Brothers Inc. ("Lehman"), and other lenders on February 28, 2003. The Term Loan Agreement and Letter of Credit Agreement under these facilities each have a term of 18 months post-bankruptcy under substantially the same terms as the debtor in possession facilities discussed in Note 9, with the inclusion of certain additional financial covenants. The inventory repurchase and trade receivables financing arrangements with SCTS under these exit credit facilities each have an initial term of 6 months. We plan to extend these arrangements by the end of August 2003 for an additional 12 months if we are unable to exercise other options currently being evaluated. Such extension would be subject to the payment of extension fees in the amount of 1% per annum of the maximum commitment under these arrangements and an increase in the interest rate from LIBOR plus 3% to LIBOR plus 7%. See further discussion in Note 9.

         As a result of the confirmation of our Restructuring Plan, the following liabilities that were deemed subject to compromise were either discharged by the EOTT Bankruptcy Court or retained as ongoing obligations of the Successor Company. Estimated liabilities subject to compromise at December 31, 2002 were as follows (in thousands):

11% Senior Notes .................................................     $235,000
Interest payable - 11% Senior Notes ..............................       13,481
Accounts payable and suspense payable ............................       34,876
Allowed claims for environmental settlements and contingencies ...        7,970
Other ............................................................        1,500
                                                                       --------
          Total ..................................................     $292,827
                                                                       ========

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The following reorganization items and net gain on discharge of debt, which were specifically related to the EOTT Bankruptcy, were recorded during the two months ended February 28, 2003, (in thousands):

Reorganization items - legal and professional fees ...     $  (7,330)
Net gain on discharge of 11% senior notes,
related accrued interest and other debt (1) ..........     $ 131,560


(1) The gain on discharge of debt was recorded net of the 9% senior notes and limited liability company units issued to the creditors upon emergence from bankruptcy.

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

         The valuations were based on a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the valuations will be realized, and actual results could vary significantly. The determination of the fair values is complete.

         The effects of the reorganization pursuant to the Restructuring Plan and the application of fresh start reporting on the Predecessor Company's consolidated balance sheet as of February 28, 2003 are as follows:

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                          DEBT
                                                                        DISCHARGE
                                                  PREDECESSOR COMPANY  AND RECLASS            FRESH START     SUCCESSOR COMPANY
                                                   FEBRUARY 28, 2003   ADJUSTMENTS            ADJUSTMENTS     FEBRUARY 28, 2003
                                                  -------------------  -----------            -----------     -----------------
Assets
Current Assets
Cash and cash equivalents ......................       $  40,735        $      --              $      --           $  40,735
Trade and other receivables ....................         439,361               --                     --             439,361
Inventories ....................................          25,860               --                    750 (g)          26,610
Other ..........................................          12,911               --                 (2,021)(h)          10,890
                                                       ---------        ---------              ---------           ---------
     Total current assets ......................         518,867               --                 (1,271)            517,596
                                                       ---------        ---------              ---------           ---------


Property, Plant and Equipment, at cost .........         598,633               --               (267,654)(i)         330,979
Less: Accumulated depreciation .................         223,188               --               (223,188)(i)              --
                                                       ---------        ---------              ---------           ---------
     Net property, plant and equipment .........         375,445               --                (44,466)            330,979
                                                       ---------        ---------              ---------           ---------


Goodwill .......................................           7,436               --                 (7,436)(j)              --
                                                       ---------        ---------              ---------           ---------
Other Assets ...................................          10,762               --                 (2,880)(h)           7,882
                                                       ---------        ---------              ---------           ---------


     Total Assets ..............................       $ 912,510        $      --              $ (56,053)          $ 856,457
                                                       =========        =========              =========           =========
Liabilities and Members'/Partners' Capital
Current Liabilities
Trade and other accounts payable ...............       $ 451,294        $  17,406 (a)          $      --           $ 468,700
Accrued taxes payable ..........................          13,045           (8,307)(b)                 --               4,738
Term loans .....................................          75,000          (75,000)(c)                 --                  --
Repurchase agreement ...........................          75,000          (75,000)(c)                 --                  --
Receivable financing ...........................          50,000               --                     --              50,000
Other ..........................................          19,226            2,815 (a)(b)             318(k)           22,359
                                                       ---------        ---------              ---------           ---------
     Total current liabilities .................         683,565         (138,086)                   318             545,797
                                                       ---------        ---------              ---------           ---------

Long-Term Liabilities
9% Senior Notes ................................              --           98,800(d)                  --              98,800
Term loans .....................................              --           75,000(c)                  --              75,000
Repurchase agreement ...........................              --           75,000(c)                  --              75,000
Ad valorem tax liability .......................              --            6,992(b)                  --               6,992
Other ..........................................          17,781               --                    400(k)           18,181
                                                       ---------        ---------              ---------           ---------
     Total long-term liabilities ...............          17,781          255,792                    400             273,973
                                                       ---------        ---------              ---------           ---------

Liabilities Subject to Compromise ..............         284,843         (284,843)(a)                 --                  --
Additional Partnership Interests ...............           9,318           (9,318)(e)                 --                  --
Members'/Partners' Capital (Deficit) ...........         (82,997)         176,455 (f)            (56,771)             36,687
                                                       ---------        ---------              ---------           ---------

    Total Liabilities and Members'/Partners'
    Capital ....................................       $ 912,510        $      --              $ (56,053)          $ 856,457
                                                       =========        =========              =========           =========


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

         (f) To reflect the issuance of limited liability company units pursuant to the Restructuring Plan and the net gain on extinguishment of debt.

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


4. PROPERTY, PLANT AND EQUIPMENT

         As discussed in Note 3, property, plant and equipment was adjusted to fair value due to the adoption of fresh start reporting as required by SOP 90-7. The components of gross property, plant and equipment and accumulated depreciation at June 30, 2003 and December 31, 2002 are as follows (in thousands):

                                                                    SUCCESSOR COMPANY | PREDECESSOR COMPANY
                                                                      JUNE 30, 2003   | DECEMBER 31, 2002
                                                                    ----------------- | -------------------
                                                                                      |
      Operating PP&E, including pipelines, storage tanks, etc ....       $ 276,023    |     $ 478,822
      Liquids hydrocarbon processing & storage facilities ........          36,201    |        33,416
      Office PP&E, buildings and leasehold improvements ..........           1,140    |        52,690
      Tractors, trailers and other vehicles ......................           1,037    |        10,739
      Land .......................................................           7,130    |         5,216
                                                                         ---------    |     ---------
                                                                           321,531    |       580,883
           Less:  Accumulated Depreciation .......................          (7,320)   |      (210,351)
                                                                         ---------    |     ---------
                                                                         $ 314,211    |     $ 370,532
                                                                         =========    |     =========

         The deteriorating business and regulatory climate for MTBE is continuing to adversely affect our Liquids Operations. During the six months ended June 30, 2003, the Liquids Operations had an operating loss of $ 13.6 million. In connection with the development of our exit strategy from bankruptcy, the Liquids Operations were identified as non-strategic. Since our emergence from bankruptcy, we have been evaluating our options with regard to the future use of these assets. The options under consideration include continued operation, potential sale to a third party, modification of certain assets to produce alternative products or a partial or complete shutdown of the Morgan's Point Facilities at some point in the future. We are currently engaged in discussions with a third party regarding a possible sale of the Liquids Operations. If an agreement can be reached, closing of the sale would likely occur no earlier than the fourth quarter of 2003. No assurances can be provided, however, that an agreement will be reached and that the Liquids Operations will be sold to a third party. Should the current discussions regarding a possible disposition of the Liquids Operations be unsuccessful, we will need to reassess our remaining options with regard to the future use of these assets. In addition, should the current business and regulatory climate for MTBE continue, it is possible that a partial or complete shutdown of the Morgan's Point Facilities would be necessary.

         The amounts we will ultimately realize could differ materially from the amounts recorded in the consolidated financial statements. Therefore, additional non-cash impairments of our long-lived assets could be possible in the near term. As of June 30, 2003, the aggregate net carrying value of the long-lived assets of the Liquids Operations was $35.4 million.


5. DISCONTINUED OPERATIONS

         Effective June 25, 2003, we signed a definitive agreement to sell all of the assets comprising our natural gas gathering, processing, natural gas liquids fractionation, storage and related trucking and distribution facilities located on the West Coast. A sale of these assets to a third party has been one of the options considered by us since we emerged from bankruptcy. The sales price for the assets exclusive of inventory is $10.1 million. The proceeds from the sale of the West Coast natural gas liquids assets could be increased by up to $1.4 million depending on the operating results of the West Coast natural gas liquids assets during the

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


twelve month period following closing. The closing is subject to customary terms and conditions, but is expected to occur on or before August 31, 2003.

         Revenues and net income for the West Coast natural gas liquids assets for the three and four months ended June 30, 2003, the two months ended February 28, 2003, and the three months and six months ended June 30, 2002 are shown below (in thousands). We did not allocate any interest expense to the discontinued operations for any of the periods presented below.

                                                          SUCCESSOR COMPANY       |               PREDECESSOR COMPANY
                                                    ----------------------------- | -----------------------------------------------
                                                        THREE           FOUR      |        TWO             THREE          SIX
                                                        MONTHS         MONTHS     |       MONTHS           MONTHS        MONTHS
                                                        ENDED           ENDED     |       ENDED            ENDED          ENDED
                                                    JUNE 30, 2003   JUNE 30, 2003 | FEBRUARY 28, 2003  JUNE 30, 2002  JUNE 30, 2002
                                                    -------------   ------------- | -----------------  -------------  -------------
                                                                                  |
Revenues .....................................          $ 9,097        $12,031    |      $ 5,571          $ 7,462        $15,114
                                                        =======        =======    |      =======          =======        =======
Income from discontinued operations ..........          $   529        $   777    |      $   395          $   421        $   293
                                                        =======        =======    |      =======          =======        =======


         The income from discontinued operations for the three months ended June 30, 2003 includes a loss on disposal of $0.2 million. At December 31, 2002, we recorded an impairment charge of $22.9 million to reflect these assets at their estimated fair values at December 31, 2002.

         The West Coast natural gas liquids operations were historically presented in the West Coast operating segment.

6. CAPITAL

         Prior to the confirmation of the Restructuring Plan, EOTT had 18,476,011 common units, 9,000,000 subordinated units and $9,318,213 of additional partnership interests outstanding. As contemplated by the Restructuring Plan, the common and subordinated units and the additional partnership interests were cancelled on March 1, 2003.

         As part of the Restructuring Plan, 14,475,321 new limited liability company units ("LLC units") were authorized. Holders of common units received 369,520 LLC units and 957,981 warrants to purchase additional LLC units. The warrants have a five-year term, a strike price of $12.50, are exercisable after June 30, 2003 and have an estimated fair value of $0.01 per warrant as of the effective date of the Restructuring Plan. Holders of EOTT's former 11% senior notes and general unsecured creditors with allowed claims will receive their pro rata allocation of 11,947,820 LLC units. The 11,947,820 LLC units have been issued to the Bank of New York, the depositary agent, and therefore, are deemed to be issued and outstanding for purposes of these financial statements. The allocation of the 11,947,820 LLC units cannot be determined until the precise amount of each allowed claim is determined. We expect the depositary agent to distribute the majority of the LLC units by the end of August 2003 and the final allocation of units is expected to be completed by December 2003. Until the final allocation is made, we will not know how many units each of our unitholders is entitled to vote. If necessary, for any matters requiring unitholder approval, our intention is to instruct the depositary agent to vote the units issued to it as may be authorized by a vote of the Board of Directors in accordance with our LLC Agreement. Additionally, 1.2 million LLC units have been reserved for a management incentive plan for issuance to certain key employees and directors and the board has approved the development of a plan, which process is underway.

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

         The LLC units issued pursuant to the Restructuring Plan are subject to the terms of a Registration Rights Agreement effective March 1, 2003. Following completion of the audit of our financial statements for the year ending December 31, 2003, any holders of 10% or more of the securities eligible for registration under the terms of the Registration Rights Agreement will be entitled to demand registration of their LLC units, subject to certain conditions. The Registration Rights Agreement also provides for customary piggyback registration rights entitling holders of LLC units to include their units in any registration in which we may engage, subject to certain conditions. We will be required to pay all registration expenses in connection with any such registrations.

         The LLC units are subject to the terms of an LLC Agreement, which currently, among other things, restricts the issuance of additional equity interests in the LLC without the approval of holders of at least two-thirds of the outstanding units.

7. EARNINGS PER UNIT

         Basic earnings per unit includes the weighted average impact of outstanding units of EOTT (i.e., it excludes unit equivalents). Diluted earnings per unit considers the impact of all potentially dilutive securities.

Successor Company

         Basic and diluted net income (loss) per unit for the Successor Company is a $0.93 loss and a $1.47 loss for the three and four months ended June 30, 2003, respectively. The warrants outstanding were determined to be antidilutive during the periods. Basic and diluted net loss per unit from continuing operations is $0.97 and $1.53 for the three and four months ended June 30, 2003, respectively. Basic and diluted net income per unit from discontinued operations is $0.04 and $0.06 for the three and four months ended June 30, 2003, respectively.

Predecessor Company

         Total and per unit information related to income (loss) from continuing operations, discontinued operations the cumulative effect of an accounting change and net income (loss) for the Predecessor Company is shown in the tables below. All amounts exclude amounts allocated to the General Partner (in thousands, except per unit amounts):

                                                                     Two Months Ended February 28, 2003
                                                    ------------------------------------------------------------------------
                                                                        Basic(1)
                                                    -----------------------------------------------
                                                          Common                   Subordinated            Diluted(2)
                                                    ----------------------    ---------------------   ----------------------
                                                      Income        Per        Income       Per        Income        Per
                                                      (Loss)       Unit        (Loss)       Unit       (Loss)        Unit
                                                    --------    ----------    --------   ----------   --------    ----------
Income (Loss) from Continuing Operations ........   $  2,343    $     0.13    $     --   $       --   $  2,343    $     0.09
Income (Loss) from Discontinued Operations(3) ...       (208)        (0.01)         --           --       (208)        (0.01)

Cumulative Effect of Accounting Changes .........         --            --          --           --         --            --
                                                    --------    ----------    --------   ----------   --------    ----------
Net Income (Loss) ...............................   $  2,135    $     0.12    $     --   $       --   $  2,135    $     0.08
                                                    ========    ==========    ========   ==========   ========    ==========
Weighted Average Units Outstanding ..............                   18,476                    9,000                   27,476
                                                                ==========               ==========               ==========

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Three Months Ended June 30, 2002
                                               ------------------------------------------------------------------------
                                                                 Basic(1)
                                               ----------------------------------------------
                                                      Common                Subordinated               Diluted(2)
                                               ---------------------   ----------------------    ----------------------
                                               Income         Per       Income        Per         Income        Per
                                                (Loss)       Unit       (Loss)        Unit        (Loss)        Unit
                                               --------   ----------   --------    ----------    --------    ----------
Income (Loss) from Continuing Operations ...   $     95   $     0.01   $ (7,346)   $    (0.82)   $ (7,251)   $    (0.26)
Income from Discontinued Operations ........        257         0.01        154          0.02         411          0.01
                                               --------   ----------   --------    ----------    --------    ----------

Net Income (Loss) ..........................   $    352   $     0.02   $ (7,192)   $    (0.80)   $ (6,840)   $    (0.25)
                                               ========   ==========   ========    ----------    ========    ==========
Weighted Average Units Outstanding .........                  18,476                    9,000                    27,476
                                                          ==========               ==========                ==========



                                                                     Six Months Ended June 30, 2002
                                               --------------------------------------------------------------------------
                                                                 Basic(1)
                                               ------------------------------------------------
                                                       Common                Subordinated               Diluted(2)
                                               ----------------------    ----------------------    ----------------------
                                                Income        Per         Income         Per        Income        Per
                                                (Loss)        Unit        (Loss)        Unit        (Loss)        Unit
                                               --------    ----------    --------    ----------    --------    ----------
Income (Loss) from Continuing Operations ...   $   (409)   $    (0.02)   $ (8,960)   $    (1.00)   $ (9,369)   $    (0.34)
Income from Discontinued Operations ........        208          0.01          80          0.01         288          0.01
                                               --------    ----------    --------    ----------    --------    ----------
Net Income (Loss) ..........................   $   (201)   $    (0.01)   $ (8,880)   $    (0.99)   $ (9,081)   $    (0.33)
                                               ========    ==========    ========    ==========    ========    ==========
Weighted Average Units Outstanding .........                   18,476                     9,000                    27,476
                                                           ==========                ==========                ==========


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

     (3) Earnings (loss) per unit from discontinued operations has been determined based on the difference between the amount of net income
          (loss) allocated to each class of unitholder and the amount of income
          (loss) from continuing operations allocated to each class of unitholder. Earnings (loss) per unit for the two months ended February 28, 2003, have been impacted by the disproportionate allocation of income and losses discussed above.

8. DERIVATIVES AND HEDGING ACTIVITIES

     We utilize derivative instruments to minimize our exposure to commodity price fluctuations. Generally, as we purchase lease crude oil at prevailing market prices, we enter into corresponding sales transactions involving either physical deliveries of crude oil to third parties or a sale of futures contracts on the NYMEX. Price risk management strategies, including those involving price hedges using NYMEX futures contracts, are very important in managing our commodity price risk. Such hedging techniques require resources for managing both future positions and physical inventories. We effect transactions both in the futures and physical markets in order to deliver the crude oil to its highest value location or otherwise to maximize the value of the crude oil we control. Throughout the process, we seek to maintain a substantially balanced risk position at all times. We do have certain risks that cannot be completely hedged such as basis risks (the risk that price relationships between delivery points, grades of crude oil or delivery periods will change) and the risk that transportation costs will change.

     Effective January 1, 2001, we began reporting derivative activities in accordance with Statement of Financial Accounts Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Activities," as amended. SFAS No. 133 requires that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value. Under SFAS No. 133, we are required to "mark-to-fair value" all of our derivative instruments at the end of each reporting period. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying criteria include, among other requirements, that we formally designate, document, and assess the effectiveness of the hedging instrument as they are established and at the end of each reporting period. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item in the income statement. Changes in the fair value of derivatives designated as cash flow hedges are deferred to Other Comprehensive Income (Loss) ("OCI"), a component of Members' Capital, and reclassified into earnings when the associated hedged transaction affects earnings. Deferral of derivative gains and losses through OCI is limited to the portion of the change in fair value of the derivative instrument which effectively hedges the associated hedged transaction; ineffective portions are recognized currently in earnings. The ineffective portions of our hedged transactions were not material to our earnings for the quarter ended June 30, 2003. Realized derivative gains and losses are included in Operating Revenue in our Statement of Operations.

     Beginning in the quarter ended June 30, 2003, we designated certain of our derivative instruments as cash flow hedges of forecasted transactions. These hedges were for a maximum of two-months and had no material effect on our OCI or earnings for the quarter ended June 30, 2003. SFAS No. 133 requires that any cash flow hedges, for which it is probable that the original forecasted transactions will not occur by the end of the originally specified time period, be discontinued and reclassified into earnings, and that such reclassifications be recorded and separately disclosed. We had no such reclassifications for the quarter ended June 30, 2003. All unrealized derivative gains and losses included in accumulated other comprehensive income (loss) at June 30, 2003 are expected to be reclassified to net income (loss) within the next twelve months.

9. CREDIT RESOURCES

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

Summary of Exit Credit Facilities, Senior Notes, and Other Debt

     EOTT LLC's emergence from bankruptcy as of March 1, 2003, was financed through a combination of exit credit facilities, senior notes and other debt associated with settlement of claims during our bankruptcy proceedings. The table below provides a summary of these financing arrangements as of June 30, 2003.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        SUMMARY OF FINANCING ARRANGEMENTS
                                  (IN MILLIONS)

                                              COMMITMENT/        AMOUNT
                                              FACE AMOUNT      OUTSTANDING          MATURITY
                                             -------------     -----------     -----------------
Exit Credit Facilities:
       Letter of Credit Facility .......     $      325.0      $    267.1      August 30, 2004
       Receivables Purchase Agreement ..            100.0*           20.0      August 30, 2003**
       Commodity Repurchase Agreement ..             75.0            75.0      August 30, 2003**
       Term Loans ......................             75.0            75.0      August 30, 2004

Senior Notes ...........................            104.0            99.0      March 1, 2010***

Other Debt:
       Enron Note ......................              6.2             7.1      October 1, 2005***
       Big Warrior Note ................              2.7             2.4      March 1, 2007***
       Ad Valorem Tax Liability ........              8.3             8.0      March 1, 2009


*    $50 million of this commitment is unavailable ten days each month.

** We plan to extend these arrangements by the end of August 2003 for an additional 12 months if we are unable to exercise other options currently being evaluated. Such an extension would be subject to the payment of extension fees of 1% and an increase in the interest rate from LIBOR plus 3% to LIBOR plus 7%.

*** These notes were adjusted to fair value pursuant to the adoption of fresh start reporting required by SOP 90-7.

     The following is a summary of our debt maturities at June 30, 2003 (in millions):


                                                                                        After
                                  2003      2004        2005       2006       2007       2007      Total
                                 ------     ------     ------     ------     ------     ------     ------
9% Senior Notes ............     $   --     $   --     $   --     $   --     $   --     $104.0     $104.0
Term Loans .................         --       75.0         --         --         --         --       75.0
Commodity Repurchase
   Agreement (1) ...........       75.0         --         --         --         --         --       75.0
Receivables Purchase
   Agreement (1) ...........       20.0         --         --         --         --         --       20.0
Enron Note .................        1.0        1.0        4.2         --         --         --        6.2
Big Warrior Note ...........        0.1        0.3        0.4        0.4        1.4         --        2.6
Ad Valorem Tax Liability ...        0.7        1.4        1.5        1.5        1.6        1.3        8.0
                                 ------     ------     ------     ------     ------     ------     ------
                                 $ 96.8     $ 77.7     $  6.1     $  1.9     $  3.0     $105.3     $290.8
                                 ======     ======     ======     ======     ======     ======     ======

(1) We plan to extend these arrangements by the end of August 2003 if we are unable to exercise other options currently being evaluated. Such an extension would be subject to the payment of extension fees of 1% and an increase in the interest rate from LIBOR plus 3% to LIBOR plus 7%.


Exit Credit Facilities

     On February 11, 2003, we entered into our exit credit facilities with the same lenders and under substantially the same terms in the DIP financing facilities. These new facilities were effective March 1, 2003 and $2.9 million of facility and extension fees were paid in connection with these new facilities. Such fees are being amortized as interest expense over the terms of the facilities.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Letter of Credit Facility

     The Letter of Credit Facility with Standard Chartered provides $325 million of financing until August 30, 2004 and is subject to defined borrowing base limitations. The borrowing base is (as of the date of determination) the sum of cash equivalents, specified percentages of eligible receivables, deliveries, fixed assets, inventory, margin deposits and undrawn product purchase letters of credit, minus (i) first purchase crude payables, other priority claims, aggregate net amounts payable by the borrowers under certain hedging contracts and certain eligible receivables arising from future crude oil obligations, (ii) the principal amount of loans outstanding and any accrued and unpaid fees and expenses under the Term Loans, and (iii) all outstanding amounts under the Amended and Restated Commodity Repurchase Agreement and the Amended and Restated Receivables Purchase Agreement ("SCTS Purchase Agreements"). Pursuant to a scheduled advance rate reduction, effective July 1, 2003, the specified percentages of eligible receivables and fixed assets in the borrowing base were reduced. The impact of this reduction at July 31, 2003 was to lower our borrowing base by approximately $17 million. Standard Chartered has the right to reduce these same percentages in the borrowing base at October 31, 2003.

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

     The exit credit facilities also include the following financial covenants that we must adhere to on a monthly basis:

     o Minimum Consolidated EBIDA. Starting with the month ended May 31, 2003, we must maintain a minimum, rolling cumulative four-month total of consolidated Earnings Before Interest, Depreciation and Amortization, subject to certain adjustments, as defined ("EBIDA"). For the four-month period ended May 31, 2003, we were required to have consolidated EBIDA of $750,000. Thereafter, the requirement increases monthly until it reaches $17 million for the four-month period ended September 30, 2004. Prior to May 31, 2003, we were only required to maintain positive consolidated EBIDA.

     o Minimum Consolidated Tangible Net Worth. At the end of each month, from March 31, 2003 to December 31, 2003, we are required to maintain a minimum consolidated tangible net worth, subject to certain adjustments, as defined ("Minimum Consolidated Tangible Net Worth"), of $8.5 million. From January 31, 2004 to September 30, 2004, we are required to maintain a Minimum Consolidated Tangible Net Worth of $10 million.

     o Interest Coverage. We are required to maintain a minimum ratio of consolidated EBIDA to cash interest expense over rolling consecutive four-month periods. For the four-month period ended May 31, 2003, the ratio must be at least 0.07 to 1.00. Thereafter, the ratio increases monthly until it reaches 1.40 to 1.0 for the four-month period ended June 30, 2004. Thereafter the ratio requirement decreases monthly to a level of 1.21 to 1.0 for the four-month period ended September 30, 2004.

     o Current Ratio. We must maintain a ratio of consolidated current assets, subject to certain adjustments, to consolidated current liabilities less funded debt, as defined, of 0.90 to 1.00 for the term of the exit credit facilities.

     For purposes of determining the financial information used in the financial covenants set forth above, we are required to exclude all items directly attributable to our Liquids Assets and the West Coast natural gas liquids

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

assets ("Designated Assets") for the first five months ended May 31, 2003 and to make "permitted adjustments" (changes due to fresh start reporting, income and expenses attributable to the Designated Assets during the first five months ended May 31, 2003, changes due to the cumulative affect of changes in GAAP, which are approved by the bank, and gains or losses from the sales of assets or Designated Assets), as defined.

     In addition, there are certain restrictive covenants that, among other things, limit other debt, certain asset sales, mergers and change in control transactions. Additionally, the exit credit facilities prohibit us from making any distributions, or purchases, acquisitions, redemptions or retirement of our LLC units so long as we have any indebtedness, liabilities or other obligations outstanding to Standard Chartered, SCTS, Lehman, or any other lenders under these facilities.

SCTS Purchase Agreements

     We have an agreement with SCTS similar to our pre-bankruptcy inventory repurchase agreement, which provides for the financing of purchases of crude oil inventory utilizing a forward commodity repurchase agreement ("Commodity Repurchase Agreement"). The maximum commitment under the Commodity Repurchase Agreement is $75 million. It required an upfront facility fee of approximately $378,000 and carries an interest rate of LIBOR plus 3%. The Commodity Repurchase Agreement has an initial term of six months to August 30, 2003, at which time we have the option to extend for an additional twelve months. If we are unable to exercise other options currently being evaluated by the end of August 2003, we plan to extend the maturity date which will require the payment of an extension fee of $750,000 and the interest rate will increase to LIBOR plus 7%. As a result of our intent and ability to extend the maturity, the amount outstanding has been classified as long-term in the June 30, 2003 Condensed Consolidated Balance Sheet.

     In addition, we also have an agreement with SCTS similar to our pre-bankruptcy trade receivables agreement, which provides for the financing of up to an aggregate amount of $100 million of certain trade receivables ("Trade Receivables Agreement") outstanding at any one time. The discount fee is LIBOR plus 3% and an upfront facility fee of approximately $504,000 was paid. The Trade Receivables Agreement has an initial term of six months to August 30, 2003, at which time we have the option to extend for an additional twelve months. If we are unable to exercise other options currently being evaluated by the end of August 2003, we plan to extend the maturity date which will require the payment of an extension fee of $1 million and the interest rate will increase to LIBOR plus 7%.

Term Loan Agreement

     We entered into an agreement with Lehman, as Term Lender Agent, and other lenders (collectively, "Term Lenders"), which provides for term loans in the aggregate amount of $75 million (the "Term Loans"). The Term Loans mature on August 30, 2004.

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

EOTT LLC Senior Notes 2010

     In February 2003, we issued $104 million of 9% senior unsecured notes to the Bank of New York, as depositary agent, which will be subsequently allocated by the depositary agent to former holders of the 11% senior notes described above and our general unsecured creditors with allowed claims. However, the exact pro rata allocation of the senior notes cannot be determined until the precise amount of each allowed claim is determined. This process is underway in the EOTT Bankruptcy Court as part of our Restructuring Plan. We expect the Bank of New York, as depositary agent, to distribute the majority of the senior unsecured notes by the end of August 2003 and the final allocation of notes is expected to be completed by December 2003. The senior notes are due in March 2010, and interest will be paid semiannually on September 1 and March 1 with the first payment on September 1, 2003. Under the terms of the indenture governing our senior notes, we are allowed to pay interest payments in kind by issuing additional senior notes on the first two interest payment dates. If we make payments in kind, we must make the payments as if interest were being charged at 10% per annum instead of 9% per annum. We may not optionally redeem the notes. The notes are subject to mandatory redemption or sinking fund payments if we sell assets and use the money for certain purposes or if we have a change of control. Provisions of the indenture could limit additional borrowings, sale and lease back transactions, affiliate transactions, purchases of our own equity, payments on debt subordinated to the senior notes, distributions to members, certain merger, consolidation or change in control transactions, or sale of assets if certain financial performance ratios are not met.

Enron Note and Big Warrior Note

     In connection with our settlement with Enron as part of the Restructuring Plan, we executed a $6.2 million note payable to Enron ("Enron Note") that is guaranteed by our subsidiaries. The Enron Note is secured by an irrevocable letter of credit and bears interest at 10% per annum. Interest is paid semiannually on April 1 and October 1, beginning on April 1, 2003 and we are allowed to pay interest payments in kind on the first two interest payment dates. Principal payments of $1 million are payable in October 2003 and October 2004 with the remaining principal balance due in October 2005.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     In connection with a settlement with Big Warrior Corporation ("Big Warrior") during our bankruptcy, we executed a $2.7 million note payable to Big Warrior, which is secured by a second lien position in one of our Mississippi pipelines. The four-year note is payable in quarterly installments which began June 1, 2003 based on a seven-year amortization schedule, at an interest rate of 6% per annum. A final balloon payment is due March 1, 2007. Effective July 31, 2003, Farallon Capital Partners, L.P. ("Farallon") and Tinicum Partners, L.P. ("Tinicum") purchased this note from Big Warrior. Farallon and Tinicum are Term Lenders and holders of allowed claims, which will allow them to receive a pro rata allocation of our 9% senior unsecured notes and LLC units from the depositary agent.

Ad Valorem Tax Liability

     In conjunction with our Restructuring Plan, we agreed to pay accrued but unpaid ad valorem taxes over six years from the effective date of our Restructuring Plan. This debt bears interest at 6% with principal and interest payments due quarterly. The first payment was made on June 1, 2003.

General

     We anticipate that our cash requirements, including sustaining capital expenditures for the foreseeable future, will be funded primarily from cash on hand, cash generated from operations, and our exit credit facilities, including the inventory repurchase agreement and receivables purchase agreement discussed above.

     Our ability to obtain letters of credit to support our purchases of crude oil and feedstocks is fundamental to our crude oil gathering and marketing activities and Liquids Operations. As a result of the Enron bankruptcy filing and our subsequent bankruptcy filing, our trade creditors have been less willing to extend credit to us on an unsecured basis and we have had to significantly reduce our marketing activities due to the amount of credit support available to us under our credit facilities. Although we emerged from bankruptcy on March 1, 2003, we remain highly leveraged with substantial financing costs. Therefore, we can give no assurance that in the event of continuing high crude oil prices we will not be required to further reduce or restrict our gathering and marketing activities because of continuing limitations on our ability to obtain credit support and financing for our working capital needs.

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

     Our ability to meet financial covenants in the future may be affected by events beyond our control. While we currently expect to be in compliance with the covenants going forward, there can be no assurance that we will be in compliance with the covenants in the future or that we will be able to obtain amendments to the exit credit facilities, if needed.

10. COMMITMENTS AND CONTINGENCIES

     Operating Leases. There was no significant change in our commitments related to operating leases as a result of the bankruptcy.

     Litigation. We are, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. We believe that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on our financial position or results of operations. Generally, as a result of our bankruptcy, all pending litigation against us was stayed while we continued our business operations as debtors-in-possession. Several litigation claims were settled during the

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


course of the bankruptcy proceedings or are still being negotiated post confirmation. Additionally, we agreed to lift the stay as to certain proceedings we permitted to continue. How each matter was or is being handled is set forth in the summary of each case. For matters where the parties negotiated a settlement during our bankruptcy proceedings, the settlement amount was recorded at December 31, 2002 as an allowed general unsecured claim in "Other income (expense)" in the Consolidated Statement of Operations. In connection with our Restructuring Plan, general unsecured creditors with allowed claims will receive a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 EOTT LLC units. See Notes 6 and 9. Prior to and since the commencement of our bankruptcy proceedings, various legal actions arose in the ordinary course of business, the most significant of which are discussed below.

     Assessment for Crude Oil Production Tax from the Comptroller of Public Accounts, State of Texas. We received a letter from the Comptroller's Office dated October 9, 1998, assessing us for severance taxes the Comptroller's Office alleges are due based on a difference the Comptroller's Office believes exists between the market value of crude oil and the value reported on our crude oil tax report for the period of September 1, 1994 through December 31, 1997. The letter states that the action, based on a desk audit of our crude oil production reports, is partly to preserve the statute of limitations where crude oil severance tax may not have been paid on the true market price of the crude oil. The letter further states that the Comptroller's position is similar to claims made in several lawsuits, including a royalty suit brought by the State of Texas, in which the Partnership was a defendant. The amount of the assessment, including penalty and interest, is approximately $1.1 million. We believe we should be without liability in this or related matters. There had been no action on this matter since early 1999. During our bankruptcy, the Comptroller's office filed a claim in our bankruptcy proceedings but subsequently withdrew their claim. We sent a letter to the Comptroller's Office notifying them that we believe the original assessment has been withdrawn due to the withdrawal of their claim in our bankruptcy proceedings. We did not receive any further communications from the Comptroller's office disputing EOTT's assessment set out in the letter; therefore, this case will no longer be reported.

     John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, In the District Court of Midland County, Texas, 238th Judicial District (Kniffen Estates Suit). The Kniffen Estates Suit was filed on March 2, 2001, by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). We purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent, and malicious in failing to accurately report and remediate the spill. With respect to us, the plaintiffs were seeking damages arising from any contamination of the soil or groundwater since we acquired the pipeline in question. No specific amount of money damages was claimed in the Kniffen Estate Suit, but the plaintiffs did file proofs of claim in our bankruptcy proceeding totaling $62 million. In response to the Kniffen Estates Suit, we filed a cross-claim against Tex-New Mex. In the cross-claim, we claimed that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. On April 5, 2002, we filed an amended cross-claim which alleges that Tex-New Mex defrauded us as part of Tex-New Mex's sale of the pipeline systems to us in 1999. The amended cross-claim also alleges that various practices employed by Tex-New Mex in the operation of its pipelines constitute gross negligence and willful misconduct and void our obligation to indemnify Tex-New Mex for remediation of releases that occurred prior to May 1, 1999. In the Purchase and Sale Agreement, we agreed to indemnify Tex-New Mex only for certain remediation obligations that arose before May 1, 1999, unless these obligations were the result of the gross negligence or willful misconduct of Tex-New Mex prior to May 1, 1999. EOTT Energy Pipeline Limited Partnership ("PLP") and the plaintiffs agreed to a settlement during our bankruptcy proceedings. The settlement provides for the plaintiffs' release of their claims filed against PLP in this proceeding and in the bankruptcy proceedings, in exchange for an allowed general unsecured claim in our bankruptcy of $3,252,800 (as described above, the plaintiffs filed proofs of claim in our bankruptcy proceedings totaling $62 million). The allowed general

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


unsecured claim was accrued at December 31, 2002. On April 1, 2003, we filed a second amended cross-claim in this matter. In addition to the claims filed in the previous cross-claims, we requested (i) injunctive relief for Tex-New Mex's refusal to honor its indemnity obligations; (ii) injunctive relief requiring Tex-New Mex to identify, investigate and remediate sites where the conduct alleged in our cross-claim occurred; and (iii) restitution damages of over $125,000,000. Tex-New Mex filed a motion to compel arbitration of these issues. The motion to compel arbitration was denied at a hearing held on April 11, 2003. At the April 11, 2003 hearing, the court also severed into a separate action EOTT's cross-claims against Tex-New Mex that extend beyond the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's Over-Arching Claim"). Prior to the trial of the plaintiff's claims against Tex-New Mex and EOTT's original cross-claim against Tex-New Mex arising from the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's Kniffen Claims"), Tex-New Mex reached a settlement with the plaintiffs that provided for the release of the plaintiffs' claims. The trial of EOTT's Kniffen Claims commenced on June 16, 2003, and the jury returned its verdict on July 2, 2003. The jury found that Tex-New Mex's gross negligence and willful misconduct caused the contamination in the Kniffen Estates. The jury also found that Tex-New Mex committed fraud against us with respect to the Kniffen Estates site. The jury awarded us actual damages equal to the expenses we have incurred to date in remediating the Kniffen Estates site (approximately $6.1 million) and punitive damages in the amount of $50 million. On July 28, 2003, we filed a motion with the court to enter judgment on the jury awards as well as on stipulated amounts totaling approximately $3 million for attorneys' fees and costs of settlements with the plaintiffs. We also requested a reduction of the punitive amounts to approximately $22 million to reduce the punitive damages to reflect statutory caps. We further asked the court to include in its judgment an order requiring Tex-New Mex's specific performance of its indemnity obligations with respect to the ongoing remediation at the Kniffen Estates site. Tex-New Mex filed a motion for judgment requesting that we take nothing from the verdict. Also, Tex-New Mex has indicated it intends to appeal any judgment that is based on the jury's verdict, and we cannot predict the outcome of any such appeal. A hearing on the motions for judgment is set for August 28, 2003. We anticipate that the court will address scheduling of discovery for and trial of EOTT's Over-Arching Claim when it enters judgment with respect to EOTT's Kniffen Claims.

     Bankruptcy Issues related to Claims Made by Texas-New Mexico Pipeline Company and its affiliates. Tex-New Mex, Shell Oil Company and Equilon filed proofs of claim in our bankruptcy, each filing the same claim in the amount of $112 million. Equilon Pipeline Company LLC guaranteed, under certain circumstances, the obligations of Tex-New Mex under the Purchase and Sale Agreement dated May 1, 1999. According to Shell Oil Company's 2002 Annual Report, in 2002, Shell became the sole owner of Equilon, which was merged into Shell Oil Products US. The three claims filed each included the same supporting information, consisting of indemnity claims under the Purchase and Sale Agreement. In essence, there is only one claim of $112 million filed by three entities and we have objected in our bankruptcy court to having the same claim filed three times. The amount of the $112 million claim is equivalent to the sum of the total amount of the proofs of claim filed in our bankruptcy proceedings by owners of property on which the Tex-New Mex system is located and the attorneys fees incurred by Tex-New Mex in defending the Kniffen Estates Suit and other lawsuits (including our bankruptcy proceedings) with respect to the Tex-New Mex system. The majority of these owners were plaintiffs in the Kniffen Estates Suit and a group of New Mexico environmental claimants, with whom we settled during our bankruptcy proceeding and accrued the allowed general unsecured claim at December 31, 2002. A hearing on our objection to these claims was scheduled for March 18, 2003, but the parties stipulated and agreed to delay the hearing to allow the Kniffen Estates Suit to proceed. In July of 2003 we entered into an agreement with Shell, Tex-New Mex and Equilon whereby all of their claims were either withdrawn, estimated or allowed, leaving the value of the claims estimated for distribution purposes at $56,924.52.

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

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The plaintiffs also allege that oil and gas operations conducted by Amerada Hess Corporation resulted in leaks or spills of pollutants that ultimately contaminated the plaintiffs' aquifers and water wells. Our initial investigation of this matter indicated that the alleged contamination of the aquifers underlying the plaintiffs' property was not caused by leaks from the pipeline now owned by us that traverses the plaintiffs' property. EOTT and the plaintiffs have agreed to the terms of a settlement, whereby the plaintiffs will release their claims against EOTT and receive an allowed general unsecured claim in our bankruptcy in the amount of $300,000. The allowed general unsecured claim was accrued at December 31, 2002. Once the settlement documents are finalized, this case will be dismissed as to EOTT and no longer reported.

     Jimmie T. Cooper and Betty P. Cooper vs. Texas-New Mexico Pipeline Company, Inc., EOTT Energy Pipeline Limited Partnership, and EOTT Energy Corp., Case No. D-0101-CV-2002-02122, In the 1st Judicial District Court, Santa Fe County, New Mexico. This lawsuit was filed on October 1, 2002. The plaintiffs in this lawsuit are surface interest owners of certain property located in Lea County, New Mexico. The plaintiffs are alleging that aquifers underlying their property and water wells located on their property have been contaminated as a result of spills and leaks from a pipeline running across their property that is or was owned by Tex-New Mex and us. The plaintiffs do not specify when the alleged spills and leaks occurred. The plaintiffs are seeking payment of costs that would be incurred in investigating and remediating the alleged crude oil releases and replacing water supplies from aquifers that have allegedly been contaminated. The plaintiffs are also seeking damages in an unspecified amount arising from the plaintiffs' alleged fear of exposure to carcinogens and the alleged interference with the plaintiffs' quiet enjoyment of their property. The plaintiffs are also seeking an unspecified amount of punitive damages. EOTT and the plaintiffs agreed to the terms of a settlement, whereby the plaintiffs will release their claims against us and will receive an allowed general unsecured claim in our bankruptcy in the amount of $1,027,000. The allowed general unsecured claim was accrued at December 31, 2002. Once the settlement documents are finalized, this case will be dismissed as to EOTT and no longer reported.

     Richard D. Warden and Nancy J. Warden v. EOTT Energy Pipeline Limited Partnership and EOTT Energy Corp., Case No. CIV-02-370 L, In the United States District Court for the Western District of Oklahoma. In this lawsuit, filed on February 28, 2002, the plaintiffs are landowners, seeking damages allegedly arising from a release of crude oil from a pipeline owned by us. Although we undertook extensive remediation efforts with respect to the crude oil release that is the subject of this lawsuit, plaintiffs allege that we did not properly remediate the crude oil release and claim causes of action for negligence, gross negligence, unjust enrichment, and nuisance. The plaintiffs filed a proof of claim in our bankruptcy proceedings claiming damages of $900,000. We objected to the plaintiffs' proof of claim, and the bankruptcy court entered an order disallowing the claim on May 2, 2003. On July 29, 2003, the Court entered a Joint Stipulation of Dismissal Without Prejudice.

     David A. Huettner, et al v. EOTT Energy Partners, L.P., et al, Case No. 1:02 CV-917, In the United States District Court, Northern District of Ohio, Eastern Division ("Securities Suit"). This lawsuit was filed on May 15, 2002, for alleged violations of the Securities and Exchange Act of 1934 and common law fraud. The suit was brought by three of our former unitholders who claim that the General Partner, certain of the officers and directors of Enron and the General Partner and our previous independent accountants were aware of material misstatements or omissions of information within various press releases, SEC filings and other public statements, and failed to correct the alleged material misstatements or omissions. Plaintiffs maintain that they were misled by our press releases, SEC filings, and other public statements when purchasing our common units and were financially damaged thereby. On June 28, 2002, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order that provides for the transfer of this case to the Southern District of Texas for consolidated pretrial proceedings with other lawsuits asserting securities claims against Enron and Arthur Andersen. On September 20, 2002, EOTT Energy Partners, L.P. filed a motion to dismiss on the basis of the plaintiff's failure to state a claim upon which relief can be granted. EOTT Energy Corp. joined in that motion on October 11, 2002. The plaintiffs filed a motion to lift the stay, which was denied by the bankruptcy court judge. Additionally, the plaintiffs filed proofs of claim in our bankruptcy proceedings in the amount of $500,000 each. We filed objections to these proofs of claim on February 21, 2003, and pursued settlement negotiations with the plaintiffs. We reached a settlement with the plaintiffs in May, 2003 that

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


provided the plaintiffs with one allowed unsecured claim in our bankruptcy proceeding in the amount of $550,000 in exchange for a release as to EOTT and the individually named defendants. Once the settlement documents are finalized, a hearing on the settlement will be set in the Bankruptcy Court and the lawsuit will be dismissed as to EOTT and the individually named defendants.

     In re EOTT Energy Partners, L.P., Case No. 02-21730, EOTT Energy Finance Corp., Case No. 02-21731, EOTT Energy General Partner, L.L.C., Case No. 02-21732, EOTT Energy Operating Limited Partnership, Case No. 02-21733, EOTT Energy Canada Limited Partnership, Case No. 02-21734, EOTT Energy Liquids, L.P., Case No. 02-21736, EOTT Energy Corp., Case No. 02-21788, Debtors (Jointly Administered under Case No. 02-21730), In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division. On October 8, 2002, we and all of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the "EOTT Bankruptcy Court") to facilitate reorganization of our business and financial affairs for the benefit of us, our creditors and other interested parties. Additionally, the General Partner filed its voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court. The General Partner filed in order to join in our voluntary, pre-negotiated restructuring plan filed on October 8, 2002. On October 24, 2002, the EOTT Bankruptcy Court administratively consolidated, for distribution purposes, the General Partner's bankruptcy filing with our previously filed cases. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition claims from us and to interfere with our business as well as most other pending litigation against us, were stayed. In addition, as debtor-in-possession, we had the right, subject to the approval of the EOTT Bankruptcy Court, to assume or reject any pre-petition executory contracts or unexpired leases. The EOTT Bankruptcy Court approved payment of certain pre-petition liabilities, such as employee wages and benefits, trust fund taxes in the ordinary course of business and certain pre-petition claims of crude oil suppliers, critical vendors and foreign vendors. In addition, the EOTT Bankruptcy Court allowed for the payment of the certain bankruptcy professionals and retention of the professionals in the ordinary course of business. Finally, the EOTT Bankruptcy Court extended the time within which we must assume or reject any unexpired leases of nonresidential property. Our Restructuring Plan was confirmed on February 18, 2003 and became effective on March 1, 2003. The provisions of the Restructuring Plan are further described in Note 2. Shell and Tex-New Mex filed a notice of appeal to our plan confirmation on February 24, 2003. We filed a motion to dismiss the appeal as being moot in May of 2003. A hearing on the appeal is set in the District Court for August 19, 2003. The bankruptcy remains open while we resolve the outstanding claims. Until all of the claims are fully resolved, we cannot complete the allocation of the 11,947,820 LLC units and the $104 million senior unsecured notes to certain creditors under the Restructuring Plan. We expect the Bank of New York, as depositary agent, to allocate the majority of the LLC units and senior unsecured notes by the end of August 2003 and the final allocation is expected to be completed by December 2003. Until the final allocation is made, we will not know how many units each of our unitholders is entitled to vote. If necessary, for any matters requiring unitholder approval, our intention is to instruct the depositary agent to vote the units issued to it as may be authorized by a vote of the Board of Directors in accordance with our LLC agreement. See Note 6.

     EPA Section 308 Request. In July 2001, Enron received a request for information from the Environmental Protection Agency ("EPA") under Section 308 of the Clean Water Act, requesting information regarding certain spills and releases from oil pipelines owned or operated by Enron and its affiliated companies for the time period July 1, 1998 to July 11, 2001. The only domestic crude oil pipelines owned or operated by Enron at the time of the request were our pipelines. Our pipelines were operated by either the General Partner, a wholly-owned subsidiary of Enron, or EPSC, also an Enron subsidiary, for the time period in question. At the time the EPA issued the Section 308 request to Enron, EPSC operated our pipelines. The General Partner and EPSC retain operator liability for the time period at issue. Enron responded to the EPA's Section 308 request in its capacity as the operator of the pipelines actually owned by us. We retain all liability for the pipelines for which an owner would be responsible. In addition to the retention of ownership liability, we may also be required to indemnify the General Partner and its Affiliates with regard to any environmental charges. Under the terms of the MLP Partnership Agreement, we are obligated to indemnify the General Partner and its

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


affiliates (including Enron) for all losses associated with activities undertaken on our behalf. This indemnification obligation is limited to actions undertaken in good faith, and may only be satisfied from our assets. Neither our bankruptcy nor Enron's bankruptcy affects our liability as owner of the pipelines, nor does it affect our indemnification obligations under the MLP Partnership Agreement. While we cannot predict the outcome of the EPA's Section 308 review, the EPA could seek to impose liability on us with respect to the matters being reviewed. The outcome of the EPA 308 request is not yet known, and we are unaware of any potential liability of us, Enron, or its affiliates. However, we assume that we are fully responsible as owner for any environmental claims or fines in relation to the pipelines (subject to insurance claims or other third party claims to which we may be entitled). Our bankruptcy proceedings did not relieve us from potential environmental liability. Consequently, we do not believe either our bankruptcy or Enron's bankruptcy has had any material impact on our environmental liability.

     Environmental. We are subject to extensive federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, and which require expenditures for remediation at various operating facilities and waste disposal sites, as well as expenditures in connection with the construction of new facilities. At the federal level, such laws include, among others, the Clean Air Act , the Clean Water Act, the Oil Pollution Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the National Environmental Policy Act, as each may be amended from time to time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties or the imposition of injunctive relief.

     Methyl tertiary butyl ether ("MTBE") is produced by us at our Morgan's Point Facility. MTBE is used as an additive in gasoline. The governor of California ordered a ban on the use of MTBE as a gasoline additive due to health concerns. The implementation of this ban has been delayed until December 31, 2003. Both the U.S. House of Representatives and the U.S. Senate introduced bills in 2003 (HR6 and S14, respectively) that would each bar the use of MTBE within four years of enactment. Currently, action on these bills is pending in the House/Senate Conference Committee, and further action is expected on them later this year. Both HR6 and S14 contain provisions that would gradually phase out the use of MTBE as a gasoline oxygenate. Each also provides for federal grant assistance to MTBE manufacturing facilities to aid them in converting to the production of other products. We can provide no assurances regarding the likelihood of the passage of either of these bills in any form. However, if a nationwide ban on the use of MTBE were enacted, it would materially reduce demand for MTBE, which could have a material adverse effect on our financial results. If MTBE were to be restricted or banned throughout the United States, we could modify the Morgan's Point Facility to produce other products. We believe that modifying our existing Morgan's Point Facility to produce other gasoline blendstocks such as alkylates would require a substantial capital investment and as a result of our restructuring, we may not have the resources available to effect such a conversion. Further, we cannot predict whether legislation regarding MTBE will be passed, whether the federal government will take steps to reverse California's ban as of December 31, 2003 on the use of MTBE as a gasoline component, or if the federal government will provide monetary assistance for conversion.

     In 2001, expenses incurred for spill clean up and remediation costs related to the assets purchased from Tex-New Mex increased significantly. Based on our experience with these assets, we filed an amended cross-claim against Tex-New Mex alleging contingent claims for potential remediation issues not yet known to us. We allege that Tex-New Mex failed to report spills, underreported spills, failed to properly respond to leaks in the pipeline and engaged in other activities with regard to the pipeline that may result in future remediation liabilities. We obtained $20 million in insurance coverage in connection with the acquisition from Tex-New Mex believing that amount would be sufficient to cover our remediation requirements along the pipeline for a ten-year period. After four years into the term of the insurance policy, we have made claims in excess of the amount of insurance coverage.

     In addition to costs associated with the assets acquired from Tex-New Mex, we have also incurred spill clean up and remediation costs in connection with other properties we own in various locations

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


throughout the United States. We also have insurance coverage to cover clean up and remediation costs that may be incurred in connection with properties not acquired from Tex-New Mex. However, no assurance can be given that the insurance will be adequate to cover any such cleanup and remediation costs.

     The following are summaries of environmental remediation expense, estimated environmental liabilities, and amounts receivable under insurance policies for the indicated periods (in thousands):


                                                SUCCESSOR COMPANY        |                 PREDECESSOR COMPANY
                                         ------------------------------- |  -------------------------------------------------
                                         THREE MONTHS      FOUR MONTHS   |   TWO MONTHS        THREE MONTHS      SIX MONTHS
                                             ENDED             ENDED     |      ENDED              ENDED            ENDED
                                         JUNE 30, 2003     JUNE 30, 2003 |  FEBRUARY 28, 2003  JUNE 30, 2002    JUNE 30, 2002
                                         -------------     ------------- |  -----------------  -------------    -------------
                                                                         |
Gross remediation expense ........          $ 3,052           $ 3,978    |      $ 1,979           $ 4,261           $ 7,029
Estimated insurance recoveries ...             (425)             (425)   |          (79)             (831)           (1,483)
                                            -------           -------    |      -------           -------           -------
Total remediation expense ........          $ 2,627           $ 3,553    |      $ 1,900           $ 3,430           $ 5,546
                                            =======           =======    |      =======           =======           =======



                                               SUCCESSOR COMPANY | PREDECESSOR COMPANY
                                               ----------------- | -------------------
                                                  FOUR MONTHS    |     TWO MONTHS
                                                     ENDED       |       ENDED
                                                 JUNE 30, 2003   |  FEBRUARY 28, 2003
                                               ---------------   | -------------------
                                                                 |
Environmental Liability at Beginning of                          |
   Period ..................................          $ 13,440   |     $ 13,440
Gross remediation expense ..................             3,978   |        1,979
Cash expenditures ..........................            (4,686)  |       (1,979)
                                                      --------   |     --------
Environmental Liability at End of Period ...          $ 12,732   |     $ 13,440
                                                      ========   |     ========



                                               SUCCESSOR COMPANY | PREDECESSOR COMPANY
                                               ----------------- | -------------------
                                                  FOUR MONTHS    |    TWO MONTHS
                                                     ENDED       |       ENDED
                                                 JUNE 30, 2003   |  FEBRUARY 28, 2003
                                               ----------------- | -------------------
                                                                 |
Environmental Insurance Receivable at                            |
    Beginning of Period .................             $  8,837   |     $  8,803
 Estimated recoveries ...................                  425   |           79
 Cash receipts ..........................               (2,208)  |          (45)
                                                      --------   |     --------
Environmental Insurance Receivable at                            |
    End of Period .......................             $  7,054   |     $  8,837
                                                      ========   |     ========


     The environmental liability was classified in Other Current and Other Long-Term Liabilities and the insurance receivable was classified in Trade and Other Receivables at June 30, 2003 and December 31, 2002.

     We may experience future releases of crude oil into the environment or discover releases that were previously unidentified. While an inspection program is maintained on our pipelines to prevent and detect such releases, and operational safeguards and contingency plans are in place for the operation of our processing facilities, damages and liabilities incurred due to any future environmental releases could affect our business. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations and that there are no outstanding potential liabilities or claims relating to safety and environmental matters of which we are currently aware, the resolution of which, individually or in

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


the aggregate, would have a materially adverse effect on our financial position or results of operations. However, we could be significantly adversely impacted by additional repair or remediation costs related to the pipeline assets we acquired from Tex-New Mex if the need for any additional repairs or remediation arises and we do not obtain reimbursement for any such costs as a result of the pending litigation concerning those assets. Our environmental expenditures include amounts spent on permitting, compliance and response plans, monitoring and spill cleanup and other remediation costs. In addition, we could be required to spend substantial sums to ensure the integrity of our pipeline systems, and in some cases, we may take pipelines out of service if we believe the costs of upgrades will exceed the value of the pipelines.

     No assurance can be given as to the amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently estimated. In the event of future increases in costs, we may be unable to pass on those increases to our customers.

11. NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, a corresponding increase in the carrying value of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. We adopted the accounting principle required by the new statement effective January 1, 2003. Determination of the fair value of the retirement obligation is based on numerous estimates and assumptions including estimated future third-party costs, future inflation rates and the future timing of settlement of the obligations.

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

     As a result of the adoption of SFAS 143 on January 1, 2003, we recorded a liability of $1.7 million, property, plant and equipment, net of accumulated depreciation of $0.1 million and a cumulative effect of a change in accounting principle of $1.6 million. The effect of adoption of the new accounting principle was not material to the results of operations for the one month ended March 31, 2003, the two months ended February 28, 2003 nor would it have had a material impact on our net income for the three and six months ended June 30, 2002. The asset retirement obligation as of January 1, 2002 was not material.

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

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities ("VIE"). FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. This guidance applies immediately to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. We implemented FIN 46 effective with the adoption of fresh start reporting on March 1, 2003. This statement did not have any impact on our financial statements.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instrument and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new statement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. The accounting guidance in the new statement is to be applied prospectively. We implemented SFAS 149 effective with the adoption of fresh start reporting on March 1, 2003. This statement did not have any impact on our financial statements.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. We implemented SFAS 150 effective with the adoption of fresh start reporting on March 1, 2003. The adoption of this statement did not have any impact on our financial statements.

12. BUSINESS SEGMENT INFORMATION

     We have three reportable segments, which management reviews in order to make decisions about resources to be allocated and assess its performance: North American Crude Oil, Pipeline Operations and Liquids Operations. The North American Crude Oil segment is organized into five operating regions and primarily purchases, gathers, transports and markets crude oil. For segment reporting purposes, these five operating regions have been aggregated as one reportable segment due to similarities in their operations as allowed by SFAS No. 131. The Pipeline Operations segment operates approximately 7,200 miles of active common carrier pipelines in 12 states. The Liquids Operations includes the Morgan's Point Facility and the Mont Belvieu Facility. Effective June 1, 2002, we sold our West Coast refined products marketing operations.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Effective June 25, 2003, we signed a definitive agreement to sell all of our natural gas liquids assets on the West Coast and therefore the results of operations related to these assets previously included in the West Coast Operations segment have been reclassified to discontinued operations for all periods presented herein.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2002. We evaluate performance based on operating income (loss).

     We account for intersegment revenue for our North American Crude Oil and our Liquids Operations as if the sales were to third parties, that is, at current market prices. Intersegment revenues for Pipeline Operations are based on published pipeline tariffs.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL INFORMATION BY BUSINESS SEGMENT
(IN THOUSANDS)

                                                     NORTH                                    CORPORATE
                                                    AMERICAN       PIPELINE                      AND
                                                   CRUDE OIL      OPERATIONS     LIQUIDS        OTHER(b)       CONSOLIDATED
                                                   ---------      ----------     --------     ----------       ------------
THREE MONTHS ENDED JUNE 30, 2003
(SUCCESSOR COMPANY)

Revenue from external customers ..............      $ 40,491       $  3,488      $ 52,262       $     --       $ 96,241

Intersegment revenue (a) .....................        (6,150)        22,595            76        (16,544)           (23)
                                                    --------       --------      --------       --------       --------

   Total operating revenue ...................        34,341         26,083        52,338        (16,544)        96,218
                                                    --------       --------      --------       --------       --------

Gross profit (loss) ..........................         3,277         12,455        (5,145)            --         10,587
                                                    --------       --------      --------       --------       --------

Operating income (loss) ......................           831         10,682        (5,236)        (8,613)        (2,336)

Other expenses, net ..........................            --             --            --         (9,676)        (9,676)
                                                    --------       --------      --------       --------       --------

Income (loss) from continuing operations .....           831         10,682        (5,236)       (18,289)       (12,012)
                                                    --------       --------      --------       --------       --------

Depreciation and amortization ................           479          4,365           587              7          5,438
                                                    --------       --------      --------       --------       --------
____________________________________________________________________________________________________________________________




                                                     NORTH
                                                    AMERICAN       PIPELINE                    CORPORATE AND
                                                   CRUDE OIL      OPERATIONS       LIQUIDS        OTHER(b)     CONSOLIDATED
                                                 --------------    ----------      ---------    -------------   ------------
THREE MONTHS ENDED JUNE 30, 2002
(PREDECESSOR COMPANY)

Revenue from external customers ..............      $  40,799       $   6,831      $  53,678      $     191       $ 101,499

Intersegment revenue (a) .....................         (2,033)         20,631             --        (18,598)             --
                                                    ---------       ---------      ---------      ---------       ---------

   Total operating revenue ...................         38,766          27,462         53,678        (18,407)        101,499
                                                    ---------       ---------      ---------      ---------       ---------

Gross profit (loss) ..........................          2,045          10,439          6,313           (392)         18,405
                                                    ---------       ---------      ---------      ---------       ---------

Operating income (loss) ......................         (3,786)          8,459          6,144         (6,292)          4,525

Other expenses, net ..........................             --              --             --        (12,229)        (12,229)
                                                    ---------       ---------      ---------      ---------       ---------

Income (loss) from continuing operations .....         (3,786)          8,459          6,144        (18,521)         (7,704)
                                                    ---------       ---------      ---------      ---------       ---------

Depreciation, amortization and impairments ...          2,634           5,173          1,462            843          10,112
                                                    ---------       ---------      ---------      ---------       ---------
____________________________________________________________________________________________________________________________


                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                      NORTH                                        CORPORATE
                                                    AMERICAN        PIPELINE                          AND
                                                    CRUDE OIL       OPERATIONS      LIQUIDS         OTHER(b)      CONSOLIDATED
                                                    ---------       ----------     ---------       ----------     ------------
FOUR MONTHS ENDED JUNE 30, 2003
(SUCCESSOR COMPANY)

Revenue from external customers ..............      $  57,259       $   4,035      $  60,787       $      --       $ 122,081

Intersegment revenue (a) .....................         (9,063)         31,163             76         (22,199)            (23)
                                                    ---------       ---------      ---------       ---------       ---------

   Total operating revenue ...................         48,196          35,198         60,863         (22,199)        122,058
                                                    ---------       ---------      ---------       ---------       ---------

Gross profit (loss) ..........................          7,129          16,680        (13,057)             --          10,752
                                                    ---------       ---------      ---------       ---------       ---------

Operating income (loss) ......................          4,144          13,929        (13,186)        (10,844)         (5,957)

Other expenses, net ..........................             --              --             --         (12,953)        (12,953)
                                                    ---------       ---------      ---------       ---------       ---------

Income (loss) from continuing operations .....          4,144          13,929        (13,186)        (23,797)        (18,910)
                                                    ---------       ---------      ---------       ---------       ---------

Depreciation and amortization ................            855           5,696            761               8           7,320
                                                    ---------       ---------      ---------       ---------       ---------
____________________________________________________________________________________________________________________________





                                                     NORTH                                     CORPORATE
                                                    AMERICAN       PIPELINE                       AND
                                                    CRUDE OIL     OPERATIONS     LIQUIDS        OTHER(b)      CONSOLIDATED
                                                    ---------     ----------     --------      ---------      ------------
TWO MONTHS ENDED FEBRUARY 28, 2003
(PREDECESSOR COMPANY)

Revenue from external customers ..............      $ 27,692       $  4,287      $ 40,337       $     --       $ 72,316

Intersegment revenue (a) .....................        (1,768)        11,828            --        (10,060)            --
                                                    --------       --------      --------       --------       --------

   Total operating revenue ...................        25,924         16,115        40,337        (10,060)        72,316
                                                    --------       --------      --------       --------       --------

Gross profit (loss) ..........................         4,231          5,450          (375)            --          9,306
                                                    --------       --------      --------       --------       --------

Operating income (loss) ......................         2,844          3,492          (446)        (4,012)         1,878

Other income, net (c) ........................            --             --            --         61,970         61,970
                                                    --------       --------      --------       --------       --------

Income (loss) from continuing operations .....         2,844          3,492          (446)        57,958         63,848
                                                    --------       --------      --------       --------       --------

Depreciation and amortization ................           837          3,286           693            519          5,335
                                                    --------       --------      --------       --------       --------
____________________________________________________________________________________________________________________________

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                      NORTH                                      CORPORATE
                                                     AMERICAN        PIPELINE                       AND
                                                    CRUDE OIL       OPERATIONS     LIQUIDS        OTHER(b)      CONSOLIDATED
                                                    ---------       ----------     ---------     ----------     ------------
SIX MONTHS ENDED JUNE 30, 2002
(PREDECESSOR COMPANY)

Revenue from external customers ..............      $  89,791       $  12,799      $  90,077      $     914       $ 193,581

Intersegment revenue (a) .....................         (7,468)         42,970             --        (35,502)             --
                                                    ---------       ---------      ---------      ---------       ---------

   Total revenue .............................         82,323          55,769         90,077        (34,588)        193,581
                                                    ---------       ---------      ---------      ---------       ---------

Gross profit (loss) ..........................          6,648          22,967         10,204           (443)         39,376
                                                    ---------       ---------      ---------      ---------       ---------

Operating income (loss) ......................         (3,536)         19,267          9,742        (12,016)         13,457

Other expenses, net ..........................             --              --             --        (23,378)        (23,378)
                                                    ---------       ---------      ---------      ---------       ---------

Income (loss) from continuing operations .....         (3,536)         19,267          9,742        (35,394)         (9,921)
                                                    ---------       ---------      ---------      ---------       ---------

Depreciation, amortization and impairments ...          4,086          10,377          2,722          1,760          18,945
                                                    ---------       ---------      ---------      ---------       ---------
___________________________________________________________________________________________________________________________

TOTAL ASSETS AT JUNE 30, 2003 (d) ............        519,944         219,126         57,656         28,214         824,940
                                                    ---------       ---------      ---------      ---------       ---------

TOTAL ASSETS AT DECEMBER 31, 2002 (d) ........        475,889         286,769         60,666         50,110         873,434
                                                    ---------       ---------      ---------      ---------       ---------
___________________________________________________________________________________________________________________________



     (a) Intersegment revenue for North American Crude Oil and Liquids Operations is at prices comparable to those received from external customers. Intersegment revenue for Pipeline Operations is primarily transportation costs charged to North American Crude Oil for the transport of crude oil at published pipeline tariffs.

     (b) Corporate and Other includes results from the West Coast refined products operations and intersegment eliminations.

     (c) Includes a loss from reorganization items of $7.3 million, a net gain on the discharge of debt of $131.6 million and a loss from fresh start adjustments of $56.8 million.

     (d) Corporate and Other includes assets related to the West Coast discontinued operations.

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

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

     The statements in this Form 10-Q that are not historical information are forward-looking statements including but not limited to statements identified by the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may vary materially from those in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission as well as other risks described in this Form 10-Q. See in this section, "Bankruptcy Proceedings and Restructuring Plan," and "Liquidity and Capital Resources" for statements regarding important factors that could cause actual results to differ materially from those in the forward-looking statements herein. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that these are all the factors that could cause actual results to vary materially or that our expectations regarding future developments will prove to be correct.

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

     The EOTT Bankruptcy Court confirmed our Third Amended Joint Chapter 11 Plan of Reorganization, as supplemented ("Restructuring Plan") on February 18, 2003, and it became effective on March 1, 2003. We emerged from bankruptcy as a limited liability company structure and EOTT Energy LLC ("EOTT LLC") became the successor registrant to the MLP. The consummation of our Restructuring Plan and the level of success of our Restructuring Plan will materially affect matters described in this report. For a discussion of the Restructuring Plan, see Note 2 to the Condensed Consolidated Financial Statements.

     As of February 28, 2003 (the date chosen for accounting purposes), we adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under fresh start reporting, EOTT has adjusted its assets and liabilities to their fair values as of February 28, 2003. The reorganization value of EOTT of approximately $856 million was determined based on discounted cash flow, comparable transaction and capital market comparison analyses. The valuation was based upon a number of

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the valuations will be realized, and actual results could vary significantly. See Note 3 to our Condensed Consolidated Financial Statements.

     As a result of the application of fresh start reporting under SOP 90-7, EOTT's financial results for the quarter ended March 31, 2003 include two different bases of accounting and accordingly, the financial condition, operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For purposes of this Management's Discussion and Analysis and the financial statements contained elsewhere herein, references to the "Predecessor Company" are references to EOTT for periods through February 28, 2003 (the last day of the calendar month in which EOTT emerged from bankruptcy) and references to the "Successor Company" are references to EOTT for periods subsequent to February 28, 2003.

     Following the restructuring, the ownership of EOTT LLC is as follows:


                                                                          PERCENTAGE OWNERSHIP
                                                                ------------------------------------------
                                                                                                  AFTER
                                                                                 AFTER LLC     ISSUANCE OF
                                                 NUMBER OF         AFTER         WARRANT        MANAGEMENT
                  HOLDER                       NEW LLC UNITS    RESTRUCTURING    EXERCISE        UNITS(1)
                  ------                       -------------    -------------    ---------     -----------
Holders of Common Units ....................         369,520(2)        3.0%       10.0%(3)        9.17%(3)
General Unsecured Creditors with Allowed
    Claims .................................      11,947,820          97.0%       90.0%          82.54%
Management of EOTT LLC .....................       1,200,000(1)         --          --            8.29%

     (1) Assumes a management incentive plan with 1,200,000 new LLC Units is approved by the board of directors of EOTT LLC. The board has approved the development of a management incentive plan for certain key employees and directors; however, such units have not been issued.

     (2) Does not include up to 957,981 LLC Units to be issued if LLC Warrants are exercised.

     (3) Includes 957,981 LLC Units that may be issued upon exercise of the LLC Warrants.

OVERVIEW

     Through our four operating limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Pipeline Limited Partnership, and EOTT Energy Liquids, L.P., we purchase, gather, transport, store, process and resell crude oil, refined petroleum products, natural gas liquids ("NGL") and other related products. Our principal business segments are our North American Crude Oil Operations, our Pipeline Operations and our Liquids Operations. Our gathering and marketing operations are characterized by large volume and narrow profit margins on purchase and sale transactions and the absolute price levels for crude oil do not necessarily bear a relationship to gross profit. Effective June 25, 2003, we signed a definitive agreement to sell all of our natural gas liquids assets on the West Coast and therefore the results of operations related to these assets previously included in the West Coast Operations segment have been reclassified to discontinued operations for all periods presented herein. See Note 12 to our Consolidated Financial Statements for certain financial information by business segment.

RESULTS OF OPERATIONS

     The following review of our results of operations and financial condition should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto. As is more fully discussed in Notes 2 and 3 to the Condensed Consolidated Financial Statements, EOTT emerged from bankruptcy and adopted fresh start reporting pursuant to SOP 90-7 effective as of February 28, 2003. Accordingly, the financial statements of the Successor Company and Predecessor Company are not comparable in total; however operating revenues, gross profit and operating income (loss) (excluding changes in depreciation and amortization where noted) and interest and financing costs (except where noted) are comparable. For purposes of this Management's Discussion and Analysis, we have supplementally combined

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



actual operating results for the Successor Company for the four months ended June 30, 2003 and for the Predecessor Company for the two months ended February 28, 2003 in order to enhance a reader's understanding of our results of operations. Ordinarily, such comparison would not be presented under SOP 90-7. However, since the reorganization and the adoption of fresh start reporting only impacted our depreciation and amortization, as a result of the change in the carrying amount of our long-lived assets, and our interest expense, primarily through the discharge of debt related to our senior notes, comparison of our results of operations pre and post reorganization is useful once a reader understands the impact on depreciation and amortization expense and interest and financing costs. Variations resulting from reorganization items, net gain on discharge of debt and fresh start adjustments will be discussed separately where significant.

     We reported a net loss of $18.1 million for the four months ended June 30, 2003, which was primarily related to operating losses from our Liquids Operations. The operating losses of $13.2 million from our Liquids Operations were primarily attributable to: (1) higher butane and methanol feedstock costs as well as lower MTBE prices; (2) operational problems at our Morgan's Point Facility, which required unanticipated downtime and additional repair expenses of approximately $1.9 million; and (3) a lower of cost or market inventory adjustment of approximately $3.0 million due to the volatility of the commodities market and the higher than normal levels of inventory as a result of the unanticipated downtime. In addition, we reported $18.1 million of operating income from our crude oil marketing and transportation activities and interest and related charges of $12.8 million.

     We reported net income of $60.3 million for the two months ended February 28, 2003. Net income for the two months ended February 28, 2003 is primarily attributable to: (1) reorganization expenses of $7.3 million related to legal and professional fees related to the bankruptcy proceedings; (2) a net gain on the discharge of debt of $131.6 million in connection with the Restructuring Plan; (3) fresh start adjustments of $56.8 million resulting from adjusting assets and liabilities to fair value in accordance with SOP 90-7; (4) losses from the cumulative effect of accounting changes related to the adoption of Emerging Issues Task Force ("EITF") 02-03 and Statement of Financial Accounting Standards ("SFAS") 143; (5) operating losses of $0.4 million from our Liquids Operations primarily due to higher prices for normal butane and methanol feedstocks as well as lower MTBE prices; (6) operating income of $6.3 million from our crude oil marketing and transportation activities; and (7) interest and related charges of $5.6 million.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Selected financial data for our business for the three months ended June 30, 2003 and 2002 is summarized below, in millions:

                                               SUCCESSOR COMPANY  | PREDECESSOR COMPANY
                                               ------------------ | -------------------
                                               THREE MONTHS ENDED | THREE MONTHS ENDED
                                                  JUNE 30, 2003   |   JUNE 30, 2002
                                               ------------------ | -------------------
                                                                  |
Operating Revenues:                                               |
      N.A. Crude Oil .........................         $ 34.3     |      $ 38.7
      Pipeline Operations ....................           26.1     |        27.5
      Liquids Operations .....................           52.3     |        53.7
      Intersegment eliminations/Other ........          (16.5)    |       (18.4)
                                                       ------     |      ------
           Total .............................         $ 96.2     |      $101.5
                                                       ======     |      ======
                                                                  |
Gross Profit:                                                     |
      N.A. Crude Oil(1) ......................         $  3.3     |      $  2.1
      Pipeline Operations ....................           12.4     |        10.4
      Liquids Operations .....................           (5.1)    |         6.3
      Corporate and Other ....................             --     |        (0.4)
                                                       ------     |      ------
           Total .............................         $ 10.6     |      $ 18.4
                                                       ======     |      ======
                                                                  |
Operating Income (Loss):                                          |
      N.A. Crude Oil .........................         $  0.8     |      $ (3.8)
      Pipeline Operations ....................           10.7     |         8.5
      Liquids Operations .....................           (5.2)    |         6.1
      Corporate and Other ....................           (8.6)    |        (6.3)
                                                       ------     |      ------
           Total .............................         $ (2.3)    |      $  4.5
                                                       ======     |      ======
                                                                  |
Interest and Financing Costs .................         $  9.6     |      $ 12.4
                                                       ======     |      ======
                                                                  |
Income from Discontinued Operations ..........         $  0.5     |      $  0.4
                                                       ======     |      ======

     (1) Includes intersegment transportation costs from our Pipeline Operations segment for the transport of crude oil at published pipeline tariffs and purchases of crude oil inventory from our Pipeline Operations segment. Intersegment transportation costs and net purchases of crude oil inventory from our Pipeline Operations segment were $22.6 million and $20.6 million for the three months ended June 30, 2003, and 2002, respectively.

     Operating loss was $2.3 million in the three months ended June 30, 2003 compared to operating income of $4.5 million for the same period in 2002. Interest and financing costs decreased $2.8 million as compared to 2002. The following will detail the primary factors affecting operating income, interest and financing costs and income from discontinued operations.

North American Crude Oil

     Operating income from our North American Crude Oil business segment was $0.8 million in the second quarter of 2003 compared to an operating loss of $3.8 million for the same period in 2002. The primary factors affecting gross profit and operating income in this segment are:

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     o P+ averaged $ 4.61 per barrel in the second quarter of 2003 compared to $3.30 per barrel for the same period in 2002. P+ is the forward price spread between field postings and liquid market locations. Gross profit on approximately 20% of our purchases of lease crude oil are impacted by P+. The price difference between West Texas Intermediate and West Texas Sour crude oil ("WTI/WTS differential") was $3.19 per barrel in the second quarter of 2003 versus $1.22 per barrel in the same period in 2002. Generally the larger the WTI/WTS differential, the higher our gross profit will be. Approximately 5% of our purchases of lease crude oil are impacted by the WTI/WTS differential.

     o Crude oil lease volumes averaged 253,000 barrels per day ("bpd") in the second quarter of 2003 compared to 287,000 bpd in the second quarter of 2002. Total sales volumes averaged 484,000 bpd in the second quarter of 2003 compared to 566,000 bpd in the second quarter of 2002. The reduction in marketing activities and lease volumes purchased reflects the loss of certain lease and spot barrels as a result of increased requests for credit from our suppliers and other factors resulting from Enron's bankruptcy and our bankruptcy as well as the overall credit environment in the energy industry. Although the average crude oil lease volumes purchased in the second quarter of 2003 is lower when compared to the second quarter of 2002, since our emergence from bankruptcy, we have been able to increase the average amount of lease crude oil volumes being purchased from 246,000 bpd in the first quarter of 2003 to 253,000 bpd in the second quarter of 2003.

     o Average margins per lease barrel increased in the second quarter of 2003 due to more favorable market conditions and low margin per barrel contracts being renegotiated or terminated during 2002 and 2003 as a part of our restructuring plan initiatives.

     o In the second quarter of 2003, we received contaminated crude oil from one of our customers. In order to properly segregate the contaminated crude oil, we were required to build inventory in June 2003. As a result, gross profit in the second quarter of 2003 was reduced by approximately $0.7 million due to costs incurred, including a lower of cost or market adjustment on approximately 60,000 barrels of inventory. Additionally, we had reduced margins of approximately $0.9 million due to the storage of inventory. Margin from the sale of the inventory will be realized in July and August 2003. We intend to pursue all available remedies to recover our costs resulting from the contamination.

     o Total expenses decreased approximately $5.9 million primarily due to lower employee related expenses of $2.7 million, lower safety and environmental expenses of $0.4 million, a $1.2 million impairment of a marine facility recorded in the second quarter of 2002, and lower depreciation of $1.0 million. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

Pipeline Operations

     Operating income from our Pipeline Operations was $10.7 million in the second quarter of 2003 compared to $8.5 million for the same period in 2002. The primary factors affecting this business are as follows:

     o Revenues from our Pipeline Operations decreased $1.4 million reflecting reduced lease volumes transported by our North American Crude Oil business segment. Average volumes transported in the second quarter of 2003 were 404,000 bpd compared to 423,000 bpd in the second quarter of 2002. Revenue per barrel was $0.71 per barrel in the second quarter of 2003 and in the second quarter of 2002.

     o Total expenses for our Pipeline Operations decreased approximately $3.6 million primarily reflecting lower cost of sales of $2.2 million due to lower losses for unaccounted crude oil volumes, lower depreciation of $0.8 million, lower employee expenses of $0.4 million and an $0.8 million reduction

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


          in our litigation accrual due to the settlement/resolution of claims made with respect to environmental contingencies during our bankruptcy process. These amounts were partially offset by higher safety and environmental costs of $0.8 million. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

Liquids Operations

     Operating losses from our Liquids Operations were $5.2 million in the second quarter of 2003 compared to operating income of $6.1 million in the same period in 2002. The primary factors affecting our Liquids Operations are:

     o MTBE equivalent product margin per gallon declined from $0.28 per gallon in the second quarter of 2002 to $0.02 per gallon in the second quarter of 2003 due to higher prices for normal butane and methanol feedstocks. Our feedstock prices increased due to upward pressure from crude oil and natural gas markets, while the price for MTBE was under pressure due to the phase out of MTBE by certain California refiners.

     o MTBE sales volume in the second quarter of 2003 was 13,600 bpd, compared to the second quarter of 2002 sales of 14,600 bpd.

     o Total expenses from Liquids Operations decreased approximately $1.6 million primarily due to lower depreciation and amortization costs of $0.9 million and $0.5 million of lower employee related costs, as compared to the second quarter of 2002. The decrease in depreciation and amortization is attributable to the fourth quarter 2002 impairment.

Corporate and Other

     Corporate and other costs increased approximately $2.3 million, which principally reflects higher legal costs of $1.7 million related to the Kniffen Estates litigation and a gain on the sale of the NYMEX seats for $1.3 million in the second quarter of 2002 offset by lower depreciation of $0.8 million. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

Interest and Financing Costs

     The primary factors affecting interest and financing costs are as follows:

     o Facility fees on the credit facilities and term loan with Standard Chartered, SCTS and Lehman were $0.5 million lower during the second quarter of 2003 compared to the second quarter 2002.

     o Interest on working capital loans was $0.9 million lower during the second quarter of 2003 compared to the second quarter of 2002 resulting from lower average debt outstanding. Amounts outstanding under financing facilities were $95 million and $125 million at June 30, 2003 and 2002, respectively. Borrowing rates under the SCTS financing facilities range from LIBOR plus 75 basis points to LIBOR plus 250 basis points (prior to the bankruptcy) to LIBOR plus 300 basis points under the DIP Facilities and exit facilities.

     o Letter of credit costs were $2.4 million in the second quarter of 2003 under the credit facilities with Standard Chartered as compared to $1.6 million for the second quarter 2002. Higher letter of credit usage resulted from our bankruptcy and higher crude oil prices. Letter of credit fees averaged 3.0%.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     o Interest on the Term Loan totaled $1.9 million in the second quarter of 2003. The Term Loan was entered into in connection with our DIP Facilities in October 2002 and refinanced under the exit credit facilities in February 2003.

     o Interest expense on the 9% senior notes issued March 1, 2003 totaled $2.7 million during the second quarter of 2003. Interest on the 11% senior notes was $6.5 million in the second quarter of 2002.

Discontinued Operations

     Income from our discontinued West Coast Operations was $0.5 million in the second quarter of 2003 compared to $0.4 million in the second quarter of 2002. The improvement is related to a decrease in total expenses of $0.2 million, which is primarily a reduction of depreciation attributable to the fourth quarter 2002 impairment.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Selected financial data for our business for the four months ended June 30, 2003, two months ended February 28, 2003, supplemental information for the six months ended June 30, 2003 and for the six months ended June 30, 2002 is summarized below, in millions:

                                                      SUCCESSOR     |     PREDECESSOR                         PREDECESSOR
                                                       COMPANY      |       COMPANY                             COMPANY
                                                  ----------------- |  -----------------    SUPPLEMENTAL    ----------------
                                                  FOUR MONTHS ENDED |   TWO MONTHS ENDED  SIX MONTHS ENDED  SIX MONTHS ENDED
                                                    JUNE 30, 2003   |  FEBRUARY 28, 2003  JUNE 30, 2003(1)    JUNE 30, 2002
                                                  ----------------- |  -----------------  ----------------  ----------------
                                                                    |
Operating Revenues:                                                 |
   N.A. Crude Oil .............................          $ 48.2     |       $ 25.9             $ 74.1            $ 82.3
   Pipeline Operations ........................            35.2     |         16.1               51.3              55.8
   Liquids Operations .........................            60.9     |         40.3              101.2              90.1
   Intersegment Eliminations/Other ............           (22.2)    |        (10.0)             (32.2)            (34.6)
                                                         ------     |       ------             ------            ------
        Total .................................          $122.1     |       $ 72.3             $194.4            $193.6
                                                         ======     |       ======             ======            ======
                                                                    |
Gross Profits:                                                      |
   N.A. Crude Oil (2) .........................          $  7.1     |       $  4.3             $ 11.4            $  6.7
   Pipeline Operations ........................            16.7     |          5.4               22.1              23.0
   Liquids Operations .........................           (13.0)    |         (0.4)             (13.4)             10.2
   Corporate and Other ........................              --     |           --                 --              (0.5)
                                                         ------     |       ------             ------            ------
        Total .................................          $ 10.8     |       $  9.3             $ 20.1            $ 39.4
                                                         ======     |       ======             ======            ======
                                                                    |
Operating Income (Loss):                                            |
   N.A. Crude Oil .............................          $  4.1     |       $  2.9             $  7.0            $ (3.5)
   Pipeline Operations ........................            13.9     |          3.5               17.4              19.3
   Liquids Operations .........................           (13.2)    |         (0.4)             (13.6)              9.7
   Corporate and Other ........................           (10.8)    |         (4.1)             (14.9)            (12.0)
                                                         ------     |       ------             ------            ------
        Total .................................          $ (6.0)    |       $  1.9             $ (4.1)           $ 13.5
                                                         ======     |       ======             ======            ======
                                                                    |
Interest and Finance Costs ....................          $ 12.8     |       $  5.6             $ 18.4            $ 23.6
                                                         ======     |       ======             ======            ======
                                                                    |
Reorganization Items, Net Gain on Discharge                         |
of Debt and Fresh Start Adjustments ...........          $   --     |       $ 67.5             $ 67.5            $   --
                                                         ======     |       ======             ======            ======
Income from Discontinued Operations ...........          $  0.8     |       $  0.4             $  1.2            $  0.3
                                                         ======     |       ======             ======            ======
Cumulative Effect of Accounting Changes .......          $   --     |       $ (4.0)            $ (4.0)           $   --
                                                         ======     |       ======             ======            ======

     (1) We have combined actual operating results for the Successor Company for the four months ended June 30, 2003 and for the Predecessor Company for the two months ended February 28, 2003 in order to facilitate a comparative analysis to the prior fiscal period.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     (2) Includes intersegment transportation costs from our Pipeline Operations segment for the transport of crude oil at published pipeline tariffs and purchases of crude oil inventory from our Pipeline Operations segment. Intersegment transportation costs and net purchases of crude oil inventory from our Pipeline Operations segment were $43.0 million and $ 43.0 million for the six months ended June 30, 2003, and 2002, respectively.


     Operating loss was $4.1 million in the first six months of 2003 compared to operating income of $13.5 million for the same period in 2002. Interest and financing costs decreased $5.2 million as compared to 2002. The following will detail the primary factors affecting operating income, interest and financing costs, reorganization and fresh start adjustments, the cumulative effect of accounting changes and income from discontinued operations.

North American Crude Oil

     Operating income from our North American Crude Oil business segment was $7.0 million in the first half of 2003 compared to an operating loss of $3.5 million for the same period in 2002. The primary factors affecting gross profit and operating income in this segment are:

     o P+ averaged $4.37 per barrel in 2003 compared to $3.05 per barrel in 2002. The WTI/WTS differential was $2.78 per barrel in the first six months of 2003, versus $1.38 per barrel in the same period in 2002.

     o Crude oil lease volumes averaged 250,000 barrels per day ("bpd") in the first six months of 2003 compared to 298,000 bpd in the first six months of 2002. Total sales volumes averaged 463,000 bpd in the first six months of 2003 compared to 604,000 bpd in the first six months of 2002. The reduction in marketing activities and lease volumes purchased reflects the loss of certain lease and spot barrels as a result of increased requests for credit from our suppliers and other factors resulting from Enron's bankruptcy and our bankruptcy as well as the overall credit environment in the energy industry.

     o Average margins per lease barrel increased in the first half of 2003 due to more favorable market conditions and low margin per barrel contracts being renegotiated or terminated during 2002 and 2003 as a part of our restructuring plan initiatives.

     o In the second quarter of 2003, we received contaminated crude oil from one of our customers. In order to properly segregate the contaminated crude oil, we were required to build inventory in June 2003. As a result, gross profit in the second quarter of 2003 was reduced by approximately $0.7 million due to costs incurred, including a lower of cost or market adjustment on approximately 60,000 barrels of inventory. Additionally, we had reduced margins of approximately $0.9 million due to the storage of inventory. Margin from the sale of the inventory will be realized in July and August 2003. We intend to pursue all available remedies to recover our costs resulting from the contamination.

     o Total expenses decreased approximately $10.6 million due to lower employee related expenses of $5.5 million, lower operating expenses of $0.6 million (primarily due to the significant decline in lease volumes transported by our fleet operations), lower safety and environmental expenses of $0.6 million, lower depreciation of $1.2 million and an impairment charge of $1.2 million related to a marine facility in the first six months of 2002. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Pipeline Operations

     Operating income from our Pipeline Operations was $17.4 million in the first six months of 2003 compared to operating income of $19.3 million for the same period in 2002. The primary factors affecting this business are as follows:

     o Revenues from our Pipeline Operations decreased $4.5 million reflecting reduced lease volumes transported by our North American Crude Oil business segment. Average volumes transported in the first half of 2003 were 400,000 bpd compared to 431,000 bpd in the first half of 2002. Revenue per barrel was $0.71 per barrel in the first half of 2003 and in the first half of 2002.

     o Total expenses for our Pipeline Operations decreased approximately $2.6 million primarily reflecting lower cost of sales of $1.0 million due to lower losses for unaccounted crude oil volumes, lower employee expenses of $0.4 million, lower depreciation of $1.4 million and an $0.8 million reduction in our litigation accrual due to the settlement/resolution of claims made with respect to environmental contingencies during our bankruptcy. These amounts were offset by higher safety and environmental costs of $1.7 million. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

Liquids Operations

     Operating losses from our Liquids Operations were $13.6 million in the first six months of 2003 compared to operating income of $9.7 million in the same period in 2002. The primary factors affecting our Liquids Operations are:

     o MTBE equivalent product margin per gallon declined from $0.30 per gallon in the first half of 2002 to $0.07 per gallon in the first half of 2003 due to higher prices for normal butane and methanol feedstocks. Our feedstock prices increased due to upward pressure from crude oil and natural gas markets, while the price for MTBE was under pressure due to the phase out of MTBE by certain California refiners.

     o MTBE sales volume in the first half of 2003 was 12,000 bpd, compared to sales of 12,400 bpd during the first half of 2002. Production in both years was curtailed due to facility maintenance normally conducted in the first quarter of the year. In 2003, we discovered operational problems at the Morgan's Point Facility that required additional repair expenses and unanticipated downtime.

     o Total expenses from Liquids Operations decreased approximately $0.5 million primarily due to lower depreciation and amortization costs of $1.3 million, and lower employee costs of $0.6 million offset by $1.1 million of additional operating expenses primarily related to repair expenses incurred related to the unanticipated downtime in March 2003. The decrease in depreciation and amortization is attributable to the fourth quarter 2002 impairment.

     o Also during March 2003, the unexpected downtime of the Morgan's Point Facility resulted in a build of feedstock inventories beyond our operational requirements. Due to the volatility in the commodities market and the higher than normal levels of inventory, we recorded a lower of cost or market adjustment of approximately $3.0 million at the end of the first quarter of 2003.

     The deteriorating business and regulatory climate for MTBE is continuing to adversely affect our Liquids Operations. During the six months ended June 30, 2003, the Liquids Operations had an operating loss of $13.6 million. In connection with the development of our exit strategy from bankruptcy, the Liquids Operations were identified as non-strategic. Since our emergence from bankruptcy, we have been evaluating our options with regard to the future use of these assets. The

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

options under consideration include continued operation, potential sale to a third party, modification of certain assets to produce alternative products or a partial or complete shutdown of the Morgan's Point Facilities at some point in the future. We are currently engaged in discussions with a third party regarding a possible sale of the Liquids Operations. If an agreement can be reached, closing of the sale would likely occur no earlier than the fourth quarter of 2003. No assurances can be provided, however, that an agreement will be reached and that the Liquids Operations will be sold to a third party. Should the current discussions regarding a possible disposition of the Liquids Operations be unsuccessful, we will need to reassess our remaining options with regard to the future use of these assets. In addition, should the current business and regulatory climate for MTBE continue, it is possible that a partial or complete shutdown of the Morgan's Point Facilities would be necessary.

     The amounts we will ultimately realize could differ materially from the amounts recorded in the consolidated financial statements. Therefore, additional non-cash impairments of long-lived assets could be possible in the near term. As of June 30, 2003, the aggregate net carrying value of the long-lived assets of the Liquids Operations was $35.4 million.


Corporate and Other

     Corporate and other costs increased approximately $2.9 million, which principally reflects higher insurance costs of $0.6 million, higher legal costs of $2.4 million primarily related to the Kniffen Estates litigation, settlement of an insurance claim for $1.1 million and a gain on the sale of NYMEX seats for $1.3 million in the first six months of 2002. These amounts were partially offset by lower employee costs of $0.7 million and lower depreciation of $1.1 million. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

Reorganization Items, Net Gain on Discharge of Debt and Fresh Start Adjustments

     The reorganization items of $7.3 million are primarily comprised of legal and professional fees related to the bankruptcy proceedings. The net gain on the discharge of debt of $131.6 million was recorded net of the 9% senior notes and limited liability company units issued to the creditors upon emergence from bankruptcy. The fresh start adjustments of $56.8 million result from adjusting assets and liabilities to fair value.

Interest and Financing Costs

     The primary factors affecting interest and financing costs are as follows:

     o Facility fees on the credit facilities and term loan with Standard Chartered, SCTS and Lehman were $ 1.0 million lower during the first half of 2003 compared to the first half 2002.

     o Interest on working capital loans was $0.9 million lower in the first six months of 2003 compared to the first six months of 2002 as a result of lower average debt outstanding. Amounts outstanding under financing facilities were $95 million and $125 million at June 30, 2003 and 2002, respectively. Borrowing rates ranged from LIBOR plus 75 basis points to LIBOR plus 250 basis points (prior to the bankruptcy) to LIBOR plus 300 basis points under the DIP Facilities and exit facilities.

     o Letter of credit costs were $4.5 million in the first six months of 2003 under the credit facilities with Standard Chartered as compared to $2.5 million for the first six months 2002. Higher letter

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


          of credit usage resulted from our bankruptcy and higher crude oil prices. Letter of credit fees averaged 3.0%.

     o Interest on the Term Loan totaled $4.8 million in the first half of 2003. The Term Loan was entered into in connection with our DIP facilities in October 2002 and refinanced under the exit credit facilities in February 2003.

     o Interest on the 11% senior notes was $12.9 million in first half 2002 compared to interest of $3.6 million recognized on the 9% senior notes issued March 1, 2003.

Discontinued Operations

     Income from our discontinued West Coast Operations was $1.2 million in the first six months of 2003 compared to $0.3 million in the first six months of 2002. The improvement in income from discontinued operations is primarily related to increased business activities from our natural gas liquids operations due to the major upgrade of these facilities completed in 2002.

Cumulative Effect of Accounting Changes

     The EITF reached a consensus in EITF Issue 02-03 to rescind EITF 98-10 effective January 1, 2003. The cumulative effect of the accounting change on January 1, 2003, was a loss of $2.4 million. See further discussion in Note 11 to the Condensed Consolidated Financial Statements. In addition, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations", on January 1, 2003. In connection with the adoption of SFAS 143, we recorded a $1.6 million loss as a cumulative effect of an accounting change. See further discussion in Note 11 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

General

     We anticipate that our cash requirements, including sustaining capital expenditures for the foreseeable future, will be funded primarily from cash on hand, cash generated from operations, and our exit credit facilities, including the inventory repurchase agreement and receivables purchase agreement discussed below. We are also considering other sources of liquidity, which could include the issuance of additional equity or sales of additional assets.

     Our ability to obtain letters of credit to support our purchases of crude oil and feedstocks is fundamental to our crude oil gathering and marketing activities and Liquids Operations. As a result of the Enron bankruptcy filing and our subsequent bankruptcy filing, our trade creditors have been less willing to extend credit to us on an unsecured basis and we have had to significantly reduce our marketing activities due to the amount of credit support available to us under our credit facilities. Although we emerged from bankruptcy on March 1, 2003, we remain highly leveraged with substantial financing costs. Therefore, we can give no assurance that in the event of continuing high crude oil prices we will not be required to further reduce or restrict our gathering and marketing activities because of continuing limitations on our ability to obtain credit support and financing for our working capital needs.

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

     Our ability to meet financial covenants in the future may be affected by events beyond our control. While we currently expect to be in compliance with the covenants going forward, there can be no assurance that we will be in compliance with the covenants in the future or that we will be able to obtain amendments to the exit credit facilities, if needed.

Cash Flows From Operating Activities

     Net cash provided by operating activities totaled $17.0 million in the first half of 2003 compared to $66.0 million in the first half of 2002. Cash from operations in the first half of 2003 reflects a net increase of approximately $13.0 million attributable to buy/sell contracts with a single customer involving settlement of cash across year end 2002 and cash receipts related to our environmental insurance receivable. Cash from operations in the first six months of 2002 reflects an increase in cash of $63.0 million related to the sale of crude oil inventory during the second quarter of 2002 when the crude oil market moved into backwardation.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $0.9 million in the first half of 2003 compared to $22.7 million in the first half of 2002. Cash additions to property, plant, and equipment of $24.2 million in the first half of 2002 primarily include $13.6 million related to expansion capital projects and $6.5 million related to the turnaround of the Morgan's Point Facility. Proceeds from asset sales were $0.2 million in 2003 and $1.4 million in 2002.

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

Cash Flows From Financing Activities

     Net cash used in financing activities totaled $30.0 million in the first half of 2003 as compared to $40.1 million in the first half of 2002. The 2003 amount represents a decrease in the amount outstanding under our receivables financing. The 2002 amount represents decreases in short term debt and repurchase agreements offset in part by an increase in receivable financing. We suspended distribution payments to unitholders in April 2002 and are not permitted to make any cash distributions to unitholders pursuant to the terms of our exit credit facilities so long as we have any indebtedness or other obligations outstanding under the exit credit facilities and certain requirements are met under the indenture governing our 9% senior notes.

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

Summary of Exit Credit Facilities, Senior Notes, and Other Debt

     EOTT LLC's emergence from bankruptcy as of March 1, 2003, was financed through a combination of exit credit facilities, senior notes and other debt associated with settlement of claims during our bankruptcy proceedings. The table below provides a summary of these financing arrangements as of June 30, 2003.

                        SUMMARY OF FINANCING ARRANGEMENTS
                                  (IN MILLIONS)

                                                    COMMITMENT/               AMOUNT
                                                    FACE AMOUNT            OUTSTANDING            MATURITY
                                                -------------------     -----------------     ----------------
Exit Credit Facilities:
       Letter of Credit Facility .........      $           325.0       $           267.1     August 30, 2004
       Receivables Purchase Agreement ....                  100.0*                   20.0     August 30, 2003**
       Commodity Repurchase Agreement ....                   75.0                    75.0     August 30, 2003**
       Term Loans ........................                   75.0                    75.0     August 30, 2004

Senior Notes: ............................                  104.0                    99.0     March 1, 2010***

Other Debt:
       Enron Note ........................                    6.2                     7.1     October 1, 2005***
       Big Warrior Note ..................                    2.7                     2.4     March 1, 2007***
       Ad Valorem Tax Liability ..........                    8.3                     8.0     March 1, 2009


     *    $50 million of this commitment is unavailable ten days each month.

     ** We plan to extend these arrangements by the end of August 2003 for an additional 12 months if we are unable to exercise other options currently being evaluated. Such an extension would be subject to the payment of extension fees of 1% and an increase in the interest rate from LIBOR plus 3% to LIBOR plus 7%.

     *** These notes were adjusted to fair value pursuant to the adoption of fresh start reporting required by SOP 90-7.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following is a summary of certain contractual obligations at June 30, 2003 (in millions):


                                                                                         After
                                  2003       2004       2005       2006       2007       2007       Total
                                 ------     -------    ------     ------     ------     -------    -------
Operating Leases ...........     $  3.0     $  4.7     $  3.6     $  2.7     $  0.5     $  0.6     $ 15.1
9% Senior Notes ............         --         --         --         --         --      104.0      104.0
Term Loans .................         --       75.0         --         --         --         --       75.0
Commodity Repurchase
   Agreement(1) ............       75.0         --         --         --         --         --       75.0
Receivables Purchase
   Agreement(1) ............       20.0         --         --         --         --         --       20.0
Enron Note .................        1.0        1.0        4.2         --         --         --        6.2
Big Warrior Note ...........        0.1        0.3        0.4        0.4        1.4         --        2.6
Ad Valorem Tax Liability ...        0.7        1.4        1.5        1.5        1.6        1.3        8.0
                                 ------     ------     ------     ------     ------     ------     ------
                                 $ 99.8     $ 82.4     $  9.7     $  4.6     $  3.5     $105.9     $305.9
                                 ======     ======     ======     ======     ======     ======     ======

     (1) We plan to extend these arrangements by the end of August 2003 for an additional 12 months if we are unable to exercise other options currently being evaluated. Such an extension would be subject to the payment of extension fees of 1% and an increase in the interest rate from LIBOR plus 3% to LIBOR plus 7%.

     We provide certain purchasers with irrevocable letters of credit to secure our obligations to purchase crude oil or feedstocks for our crude oil or liquids marketing activities. Liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil or feedstock is purchased. These letters of credit are generally issued for up to sixty-day periods and are cancelled upon the payment of the purchase obligation. At June 30, 2003 we had outstanding letters of credit of approximately $267.1 million.

Exit Credit Facilities

     On February 11, 2003, we entered into our exit credit facilities with the same lenders and under substantially the same terms in the DIP financing facilities. These new facilities were effective March 1, 2003 and $2.9 million of facility and extension fees were paid in connection with these new facilities. Such fees are being amortized as interest expense over the terms of the facilities.

Letter of Credit Facility

     The Letter of Credit Facility with Standard Chartered provides $325 million of financing until August 30, 2004 and is subject to defined borrowing base limitations. The borrowing base is (as of the date of determination) the sum of cash equivalents, specified percentages of eligible receivables, deliveries, fixed assets, inventory, margin deposits and undrawn product purchase letters of credit, minus (i) first purchase crude payables, other priority claims, aggregate net amounts payable by the borrowers under certain hedging contracts and certain eligible receivables arising from future crude oil obligations, (ii) the principal amount of loans outstanding and any accrued and unpaid fees and expenses under the Term Loans, (iii) all outstanding amounts under the Amended and Restated Commodity Repurchase Agreement and the Amended and Restated Receivables Purchase Agreement ("SCTS Purchase Agreements"). Pursuant to a scheduled advance rate reduction, effective July 1, 2003, the specified percentages of eligible receivables and fixed assets in the borrowing base were reduced. The impact of this reduction at July 31, 2003 was to lower our borrowing base by approximately $17 million. Standard Chartered has the right to reduce these same percentages in the borrowing base at October 31, 2003.

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

     The exit credit facilities also include the following financial covenants that we must adhere to on a monthly basis:

     o Minimum Consolidated EBIDA. Starting with the month ended May 31, 2003, we must maintain a minimum, rolling cumulative four-month total of consolidated Earnings Before Interest Depreciation and Amortization, subject to certain adjustments, as defined ("EBIDA"). For the four-month period ended May 31, 2003, we were required to have consolidated EBIDA of $750,000. Thereafter, the requirement increases monthly until it reaches $17 million for the four-month period ended September 30, 2004. Prior to May 31, 2003, we were only required to maintain positive consolidated EBIDA.

     o Minimum Consolidated Tangible Net Worth. At the end of each month, from March 31, 2003 to December 31, 2003, we are required to maintain a minimum consolidated tangible net worth, subject to certain adjustments, as defined ("Minimum Consolidated Tangible Net Worth"), of $8.5 million. From January 31, 2004 to September 30, 2004, we are required to maintain a Minimum Consolidated Tangible Net Worth of $10 million.

     o Interest Coverage. We are required to maintain a minimum ratio of consolidated EBIDA to cash interest expense over rolling consecutive four-month periods. For the four-month period ended May 31, 2003, the ratio must be at least 0.07 to 1.00. Thereafter, the ratio increases monthly until it reaches 1.40 to 1.0 for the four-month period ended June 30, 2004. Thereafter the ratio requirement decreases monthly to a level of 1.21 to 1.0 for the four-month period ended September 30, 2004.

     o Current Ratio. We must maintain a ratio of consolidated current assets, subject to certain adjustments, to consolidated current liabilities less funded debt, as defined, of 0.90 to 1.00 for the term of the exit credit facilities.

     For purposes of determining the financial information used in the financial covenants set forth above, we are required to exclude all items directly attributable to our Liquids Assets and the West Coast natural gas liquids assets ("Designated Assets") for the first five months ended May 31, 2003 and to make "permitted adjustments" (changes due to fresh start reporting, income and expenses attributable to the Designated Assets during the first five months ended May 31, 2003, changes due to the cumulative affect of changes in GAAP, which are approved by the bank, and gains or losses from the sales of assets or Designated Assets), as defined.

     In addition, there are certain restrictive covenants that, among other things, limit other debt, certain asset sales, mergers and change in control transactions. Additionally, the exit credit facilities prohibit us from making any distributions, or purchases, acquisitions, redemptions or retirement of our LLC units so long as we have any indebtedness, liabilities or other obligations outstanding to Standard Chartered, SCTS, Lehman, or any other lenders under these facilities.

SCTS Purchase Agreements

     We have an agreement with SCTS similar to our pre-bankruptcy inventory repurchase agreement, which provides for the financing of purchases of crude oil inventory utilizing a forward commodity repurchase agreement ("Commodity Repurchase Agreement"). The maximum commitment under the Commodity Repurchase Agreement is $75 million. It required an upfront facility fee of approximately $378,000 and carries an interest rate of LIBOR plus 3%. The Commodity Repurchase Agreement has an initial term of six months to

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


August 30, 2003, at which time we have the option to extend for an additional twelve months. If we are unable to exercise other options currently being evaluated by the end of August 2003, we plan to extend the maturity date which will require the payment of an extension fee of $750,000 and the interest rate will increase to LIBOR plus 7%. As a result of our intent and ability to extend the maturity, the amount outstanding has been classified as long-term in the June 30, 2003 Condensed Consolidated Balance Sheet.

     In addition, we also have an agreement with SCTS similar to our pre-bankruptcy trade receivables agreement, which provides for the financing of up to an aggregate amount of $100 million of certain trade receivables ("Trade Receivables Agreement") outstanding at any one time. The discount fee is LIBOR plus 3% and an upfront facility fee of approximately $504,000 was paid. The Trade Receivables Agreement has an initial term of six months to August 30, 2003, at which time we have the option to extend for an additional twelve months. If we are unable to exercise other options currently being evaluated by the end of August 2003, we plan to extend the maturity date which will require the payment of an extension fee of $1 million and the interest rate will increase to LIBOR plus 7%.

Term Loan Agreement

     We entered into an agreement with Lehman, as Term Lender Agent, and other lenders (collectively, "Term Lenders"), which provides for term loans in the aggregate amount of $75 million (the "Term Loans"). The Term Loans mature on August 30, 2004.

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

EOTT LLC Senior Notes 2010

     In February 2003, we issued the $104 million of 9% senior unsecured notes to the Bank of New York, as depositary agent, which will be subsequently allocated by the depositary agent to former holders of the 11% senior notes described above and our general unsecured creditors with allowed claims. However, the exact pro rata allocation of the senior notes cannot be determined until the precise amount of each allowed claim is determined. This process is underway in the EOTT Bankruptcy Court as part of our Restructuring Plan. We expect the Bank of New York, as depositary agent, to distribute the majority of the senior unsecured notes by the end of August 2003 and the final allocation of notes is expected to be completed by December 2003. The senior notes are due in March 2010, and interest will be paid semiannually on September 1 and March 1. Under the terms of the indenture governing our senior notes, we are allowed to pay interest payments in kind by issuing additional senior notes on the first two interest payment dates. If we make payments in kind, we must make the payments as if interest were being charged at 10% per annum instead of 9% per annum. We may not optionally redeem the notes. The notes are subject to mandatory redemption or sinking fund payments if we sell assets and use the money for certain purposes or if we have a change of control. Provisions of the indenture could limit additional borrowings, sale and lease back transactions, affiliate transactions, purchases of our own equity, payments on debt subordinated to the senior notes, distributions to members, sale of assets if certain financial performance ratios are not met, or certain merger, consolidation or change in control transactions.

Enron Note and Big Warrior Note

     In connection with our settlement with Enron as part of the Restructuring Plan, we executed a $6.2 million note payable to Enron ("Enron Note") that is guaranteed by our subsidiaries. The Enron Note is secured by an irrevocable letter of credit and bears interest at 10% per annum. Interest is paid semiannually on April 1 and October 1, beginning on April 1, 2003 and we are allowed to pay interest payments in kind on the first two interest payment dates. Principal payments of $1 million are payable in October 2003 and October 2004 with the remaining principal due in October 2005.

     In connection with a settlement with Big Warrior Corporation ("Big Warrior") during our bankruptcy, we executed a $2.7 million note payable to Big Warrior, which is secured by a second lien position in one of our Mississippi pipelines. The four-year note is payable in quarterly installments which began June 1, 2003 based on a seven-year amortization schedule, at an interest rate of 6% per annum. A final balloon payment is due March 1, 2007. Effective July 31, 2003, Farallon Capital Partners, L.P. ("Farallon") and Tinicum Partners, L.P. ("Tinicum") purchased this note from Big Warrior. Farallon and Tinicum are Term Lenders and holders of allowed claims, which will allow them to receive a pro rata allocation of our 9% senior unsecured notes and LLC units from the depositary agent.

Ad Valorem Tax Liability

     In conjunction with our Restructuring Plan, we agreed to pay accrued but unpaid 2002 ad valorem taxes over six years from the effective date of our Restructuring Plan. This debt bears interest at 6% with quarterly principal and interest payments, with the first payment made on June 1, 2003.

EOTT LLC Equity Units and Warrants

     Under our Restructuring Plan, the MLP's common units were eliminated. We issued 12,317,340 new EOTT LLC units to be allocated to former equity holders, former noteholders, and holders of allowed general

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


unsecured claims. We also issued to former equity holders 957,981 warrants to purchase additional EOTT LLC units. See Table of EOTT LLC Ownership under "Bankruptcy Proceedings and Restructuring Plan" above. As with the issuance of our 9% senior unsecured notes, the allocation of 11,947,820 of these new LLC units to former noteholders and holders of allowed general unsecured claims cannot be determined until the precise amount of each allowed claim is determined. We expect the Bank of New York, as depositary agent, to distribute the majority of the LLC units by the end of August 2003 and the final allocation of units is expected to be completed by December 2003. Until the final allocation is made we will not know how many units each of our unitholders is entitled to vote. If necessary, for any matters requiring unit holder approval, our intention is to instruct the depositary agent to vote the units issued to it as may be authorized by a vote of the Board of Directors in accordance with our LLC agreement. We do not expect to make distributions to our unitholders in the foreseeable future due to restrictions in our exit credit facilities.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, a corresponding increase in the carrying value of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. We adopted the accounting principle required by the new statement effective January 1, 2003. Determination of the fair value of the retirement obligation is based on numerous estimates and assumptions including estimated future third-party costs, future inflation rates and the future timing of settlement of the obligations.

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

     As a result of the adoption of SFAS 143 on January 1, 2003, we recorded a liability of $1.7 million, property, plant and equipment, net of accumulated depreciation of $0.1 million and a cumulative effect of a change in accounting principle of $1.6 million. The effect of adoption of the new accounting principle was not material to the results of operations for the one month ended March 31, 2003, the two months ended February 28, 2003 nor would it have had a material impact on our net income for the three months ended March 31, 2002. The asset retirement obligation as of January 1, 2002 was not material.

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

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities ("VIE"). FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. This guidance applies immediately to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. We implemented FIN 46 effective with the adoption of fresh start reporting on March 1, 2003. This statement did not have any impact on our financial statements.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new statement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. The accounting guidance in the new statement is to be applied prospectively. We implemented SFAS 149 effective with the adoption of fresh start reporting. The adoption of this statement did not have any impact on our financial statements.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. We implemented SFAS 150 effective with the adoption of fresh start reporting on March 1, 2003. The adoption of this statement did not have any impact on our financial statements.

CERTAIN LITIGATION AND ENVIRONMENTAL MATTERS

     We are subject to federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. At the federal level, such laws include, among others, the Clean Air Act, the Clean Water Act, the Oil Pollution Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the National Environmental Policy Act, as each may be amended from time to time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties or the imposition of an

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly, and there can be no assurance that we will not incur such costs in material amounts. For a more thorough discussion of certain environmental matters that do or may impact us, see Note 10 to the Condensed Consolidated Financial Statements. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances.

     In connection with extensive asset purchases in 1998 and 1999, we instituted a pipeline integrity management program in 1999. This program was expanded in December of 2001 with a pipeline integrity assurance program to comply with certain regulatory and legislative changes. Under this program, the integrity of a pipeline is evaluated to avoid operating a pipeline that poses significant risk of crude oil spills. Our written EOTT Pipeline Integrity Program, which was intended to comply with the U.S. Department of Transportation Office of Pipeline Safety ("OPS") Integrity Management regulations issued in 2001, was formally implemented in January 2002 and further expanded in January 2003. Anticipated operating expenses and capital expenditures to comply with that program are budgeted annually; however, actual future expenditures may be different from the amounts currently anticipated.

     John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, In the District Court of Midland County, Texas, 238th Judicial District (Kniffen Estates Suit). The Kniffen Estates Suit was filed on March 2, 2001, by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). We purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent, and malicious in failing to accurately report and remediate the spill. With respect to us, the plaintiffs were seeking damages arising from any contamination of the soil or groundwater since we acquired the pipeline in question. No specific amount of money damages was claimed in the Kniffen Estate Suit, but the plaintiffs did file proofs of claim in our bankruptcy proceeding totaling $62 million. In response to the Kniffen Estates Suit, we filed a cross-claim against Tex-New Mex. In the cross-claim, we claimed that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. On April 5, 2002, we filed an amended cross-claim which alleges that Tex-New Mex defrauded us as part of Tex-New Mex's sale of the pipeline systems to us in 1999. The amended cross-claim also alleges that various practices employed by Tex-New Mex in the operation of its pipelines constitute gross negligence and willful misconduct and void our obligation to indemnify Tex-New Mex for remediation of releases that occurred prior to May 1, 1999. In the Purchase and Sale Agreement, we agreed to indemnify Tex-New Mex only for certain remediation obligations that arose before May 1, 1999, unless these obligations were the result of the gross negligence or willful misconduct of Tex-New Mex prior to May 1, 1999. EOTT Energy Pipeline Limited Partnership ("PLP") and the plaintiffs agreed to a settlement during our bankruptcy proceedings. The settlement provides for the plaintiffs' release of their claims filed against PLP in this proceeding and in the bankruptcy proceedings, in exchange for an allowed general unsecured claim in our bankruptcy of $3,252,800 (as described above, the plaintiffs filed proofs of claim in our bankruptcy proceedings totaling $62 million). The allowed general unsecured claim was accrued at December 31, 2002. On April 1, 2003, we filed a second amended cross-claim in this matter. In addition to the claims filed in the previous cross-claims, we requested (i) injunctive relief for Tex-New Mex's refusal to honor its indemnity obligations;
(ii) injunctive relief requiring Tex-New Mex to identify, investigate and remediate sites where the conduct alleged in our cross-claim occurred; and (iii) restitution damages of over $125,000,000. Tex-New Mex filed a motion to compel arbitration of these issues. The motion to compel arbitration was denied at a hearing held on April 11, 2003. At the April 11, 2003 hearing, the court also severed into a separate action EOTT's cross-claims against Tex-New Mex that extend beyond the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Over-Arching Claim"). Prior to the trial of the plaintiff's claims against Tex-New Mex and EOTT's original cross-claim against Tex-New Mex arising from the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's Kniffen Claims"), Tex-New Mex reached a settlement with the plaintiffs that provided for the release of the plaintiffs' claims. The trial of EOTT's Kniffen Claims commenced on June 16, 2003, and the jury returned its verdict on July 2, 2003. The jury found that Tex-New Mex's gross negligence and willful misconduct caused the contamination in the Kniffen Estates. The jury also found that Tex-New Mex committed fraud against us with respect to the Kniffen Estates site. The jury awarded us actual damages equal to the expenses we have incurred to date in remediating the Kniffen Estates site (approximately $6.1 million) and punitive damages in the amount of $50 million. On July 28, 2003, we filed a motion with the court to enter judgment on the jury awards as well as on stipulated amounts totaling approximately $3 million for attorneys' fees and costs of settlements with the plaintiffs. We also requested a reduction of the punitive amounts to approximately $22 million to reduce the punitive damages to reflect statutory caps. We further asked the court to include in its judgment an order requiring Tex-New Mex's specific performance of its indemnity obligations with respect to the ongoing remediation at the Kniffen Estates site. Tex-New Mex filed a motion for judgment requesting that we take nothing from the verdict. Also, Tex-New Mex has indicated it intends to appeal any judgment that is based on the jury's verdict, and we cannot predict the outcome of any such appeal. A hearing on the motions for judgment is set for August 28, 2003. We anticipate that the court will address scheduling of discovery for and trial of EOTT's Over-Arching Claim when it enters judgment with respect to EOTT's Kniffen Claims.

     Bankruptcy Issues related to Claims Made by Texas-New Mexico Pipeline Company and its affiliates. Tex-New Mex, Shell Oil Company and Equilon filed proofs of claim in our bankruptcy, each filing the same claim in the amount of $112 million. Equilon Pipeline Company LLC guaranteed, under certain circumstances, the obligations of Tex-New Mex under the Purchase and Sale Agreement dated May 1, 1999. According to Shell Oil Company's 2002 Annual Report, in 2002, Shell became the sole owner of Equilon, which was merged into Shell Oil Products US. The three claims filed each included the same supporting information, consisting of indemnity claims under the Purchase and Sale Agreement. In essence, there is only one claim of $112 million filed by three entities and we have objected in our bankruptcy court to having the same claim filed three times. The amount of the $112 million claim is equivalent to the sum of the total amount of the proofs of claim filed in our bankruptcy proceedings by owners of property on which the Tex-New Mex system is located and the attorneys fees incurred by Tex-New Mex in defending the Kniffen Estates Suit and other lawsuits (including our bankruptcy proceedings) with respect to the Tex-New Mex system. The majority of these owners were plaintiffs in the Kniffen Estates Suit and a group of New Mexico environmental claimants, with whom we settled during our bankruptcy proceeding and accrued the allowed general unsecured claim at December 31, 2002. A hearing on our objection to these claims was scheduled for March 18, 2003, but the parties stipulated and agreed to delay the hearing to allow the Kniffen Estates Suit to proceed. In July of 2003 we entered into an agreement with Shell, Tex-New Mex and Equilon whereby all of their claims were either withdrawn, estimated or allowed, leaving the value of the claims estimated for distribution purposes at $56,924.52.

Environmental Matters

     We may experience future releases of crude oil, MTBE or other substances into the environment or discover releases that were previously unidentified. While an inspection program is maintained on our pipelines to prevent and detect such releases, and operational safeguards and contingency plans are in place for the operation of our processing facilities, damages and liabilities incurred due to any future environmental releases could affect our business. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations and that there are no outstanding potential liabilities or claims relating to safety and environmental matters that we are currently aware of, the resolution of which, individually or in the aggregate, would have a materially adverse effect on our financial position or results of operations. However, we could be significantly adversely impacted by additional repair or remediation costs related to the pipeline assets we acquired from Tex-New Mex if the need for any additional repair or remediation arises and we do not obtain reimbursement for any such costs as a result of the pending litigation

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


concerning those assets. Our environmental expenditures include amounts spent on permitting, compliance and response plans, monitoring and spill cleanup and other remediation costs. In addition, we could be required to spend substantial sums to ensure the integrity of and upgrade our pipeline systems, and in some cases, we may take pipelines out of service if we believe the cost of upgrades will exceed the value of the pipelines. See Note 10 to the Condensed Consolidated Financial Statements for further discussion of environmental matters affecting us.

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


Energy Trading and Derivative Activities

     Prior to the adoption of EITF 02-03, substantially all of our gathering, marketing and trading activities were accounted for on a fair value basis under EITF 98-10 or SFAS 133 with changes in fair value included in earnings. EITF 02-03 precludes mark to market accounting for energy trading contracts that are not derivative instruments pursuant to SFAS 133. See further discussion in Note 11 to the Condensed Consolidated Financial Statements regarding the impact of adopting EITF 02-03.

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

     Our value at risk for commodity price risk was less than $0.1 million at June 30, 2003 and December 31, 2002. The value at risk amount represents financial derivative commodity instruments, primarily commodity futures contracts, entered into to hedge future physical crude oil purchase and sale commitments. The commitments to purchase and sell physical crude oil have not been included in the value at risk computation. At June 30, 2003, we had crude oil futures contracts to purchase 1.0 million barrels of crude oil and to sell
1.0 million barrels of crude oil, with the majority of these contracts maturing in the third quarter of 2003. At December 31, 2002, we had crude oil future contracts to purchase 0.3 million barrels of crude oil and to sell 0.6 million barrels of crude oil, with the majority of these contracts maturing in the first quarter of 2003.

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

     The following table indicates fair values and changes in fair value of our commodity derivative transactions (in thousands):

                                                                  SUCCESSOR COMPANY  |               PREDECESSOR COMPANY
                                                                  -----------------  |    -----------------------------------------
                                                                  FOUR MONTHS ENDED  |    TWO MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30, 2003    |    FEBRUARY 28, 2003         JUNE 30, 2002
                                                                  -----------------  |    -----------------        ----------------
                                                                                     |
Fair value of contracts at beginning of period .........               $ 1,254       |          $  (844)               $(5,597)
Cumulative effect of accounting change .................                    --       |           (2,389)                    --
Change in realized and unrealized value ................                (2,076)      |            4,114                  7,956
Fair value of new contracts entered into during year ...                 1,250       |              373                 (1,067)
                                                                       -------       |          -------                -------
Fair value of contracts at end of period ...............               $   428       |          $ 1,254                $ 1,292*
                                                                       =======       |          =======                =======

     * Approximately $0.5 million of the fair value gain at June 30, 2002 related to physical sales transactions or sales transactions on the NYMEX entered into to hedge physical inventory. The fair value of inventory is not included in the table above.

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


FAIR VALUE OF COMMODITY DERIVATIVE INSTRUMENTS AT JUNE 30, 2003


                                                         MATURITY GREATER THAN
                                      MATURITY OF 90       90 DAYS BUT LESS
 SOURCE OF FAIR VALUE                  DAYS OR LESS         THAN ONE YEAR       TOTAL FAIR VALUE
                                      --------------     ---------------------  ----------------
Prices Actively Quoted ......             $(1,355)             $   118              $(1,237)
*Prices Provided by Other
   External Source ..........               1,656                    9                1,665
                                          -------              -------              -------
   Total ....................             $   301              $   127              $   428
                                          =======              =======              =======

     * In determining the fair value of certain contracts, adjustments may be made to published posting data, for location differentials and quality basis adjustments.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                                 EOTT ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)



ITEM 1. LEGAL PROCEEDINGS

     See Part I. Item 1, Note 10 to the Condensed Consolidated Financial Statements entitled "Commitments and Contingencies," which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

   *  Exhibit   10.1    Letter Agreement dated June 20, 2003 amending Crude Oil
                        Supply and Terminalling Agreement dated December 1,
                        1998

      Exhibit 10.2 Executive Employment Agreement between EOTT Energy LLC and Thomas M. Matthews, effective as of July 1, 2003

      Exhibit 10.3 Executive Employment Agreement between EOTT Energy LLC and H. Keith Kaelber, effective as of July 1, 2003

      Exhibit 10.4 Executive Employment Agreement between EOTT Energy LLC and Dana R. Gibbs, effective as of July 1, 2003

      Exhibit 10.5 Letter of Offering from EOTT Energy LLC to James R. Allred dated June 10, 2003

      Exhibit   31.1    Section 302 Certification of Thomas M. Matthews

      Exhibit   31.2    Section 302 Certification of H. Keith Kaelber

      Exhibit 32.1 Section 906 Certification of Thomas M. Matthews and H. Keith Kaelber


     * Confidential treatment has been requested with respect to certain portions of this Exhibit.


(b) Reports on Form 8-K.

     Current Report on Form 8-K filed by EOTT Energy LLC on June 26, 2003 pursuant to Item 5. Other Events regarding its press release dated June 26, 2003.

     Current Report on Form 8-K filed by EOTT Energy LLC on July 9, 2003 pursuant to Item 5. Other Events regarding its press release dated July 7, 2003.

     Current Report on Form 8-K filed by EOTT Energy LLC on July 10, 2003 pursuant to Item 5. Other Events regarding its press release dated July 9, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EOTT ENERGY LLC
                                        (A Delaware Limited Liability Company)

Date: August 14, 2003


                                        /s/ H. KEITH KAELBER

                                        H. Keith Kaelber
                                        Executive Vice President and
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
 NUMBER                 DESCRIPTION
--------                -----------

    * Exhibit    10.1   Letter Agreement dated June 20, 2003, amending Crude Oil Supply and Terminalling Agreement dated December
                        1, 1998.

      Exhibit    10.2   Executive Employment Agreement between EOTT Energy LLC and Thomas M. Matthews, effective as of July 1, 2003

      Exhibit    10.3   Executive Employment Agreement between EOTT Energy LLC and H. Keith Kaelber, effective as of July 1, 2003

      Exhibit    10.4   Executive Employment Agreement between EOTT Energy LLC and Dana R. Gibbs, effective as of July 1, 2003

      Exhibit    10.5   Letter of Offering from EOTT Energy LLC to James R. Allred dated June 10, 2003

      Exhibit    31.1   Section 302 Certification of Thomas M. Matthews

      Exhibit    31.2   Section 302 Certification of H. Keith Kaelber

      Exhibit    32.1   Section 906 Certification of Thomas M. Matthews  and H. Keith Kaelber



----------

* Confidential treatment has been requested with respect to certain portions of this Exhibit.