Form 10-Q
period 2003-09-30
LINK ENERGY LLC
filed 2003-11-19
CIK 1219702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        Commission File Number 000-50195

                                 LINK ENERGY LLC
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

      Indicate by checkmark whether the registrant has filed all documents and reports to be filed by Section 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

      The number of limited liability company units outstanding as of November 7, 2003 was 12,352,750.

                                 LINK ENERGY LLC

                                TABLE OF CONTENTS

                                                                                  Page
                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
  Condensed Consolidated Statements of Operations (Unaudited) -
    Three Months Ended September 30, 2003 (Successor Company) and
    Three Months Ended September 30, 2002 (Predecessor Company) .......             1

  Condensed Consolidated Statements of Operations (Unaudited) - Seven Months
    Ended September 30, 2003 (Successor Company), Two Months Ended February 28,
    2003 (Predecessor Company) and Nine Months ended September 30, 2002
    (Predecessor Company).........                                                  2

  Condensed Consolidated Balance Sheets (Unaudited) -
    September 30, 2003 (Successor Company) and
    December 31, 2002 (Predecessor Company)............................             3

  Condensed Consolidated Statements of Cash Flows (Unaudited) - Seven Months
    Ended September 30, 2003 (Successor Company), Two Months Ended February 28,
    2003 (Predecessor Company) and Nine Months Ended September 30, 2002
    (Predecessor Company).........                                                  4

  Condensed Consolidated Statement of Members'/Partners' Capital (Unaudited)  -
    Seven Months Ended September 30, 2003 (Successor Company)
    and Two Months Ended February 28, 2003 (Predecessor Company).......             5

  Notes to Condensed Consolidated Financial Statements.................             6


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................              37

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...              68

ITEM 4.  Controls and Procedures .....................................              69


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings............................................              71

ITEM 5.  Other Matters................................................              71

ITEM 6.  Exhibits and Reports on Form 8-K.............................              76

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Unit Amounts)
                                   (Unaudited)

                                                 SUCCESSOR COMPANY  |   PREDECESSOR COMPANY
                                                 -----------------  |   -------------------
                                                    THREE MONTHS    |      THREE MONTHS
                                                       ENDED        |         ENDED
                                                SEPTEMBER 30, 2003  |   SEPTEMBER 30, 2002
                                                ------------------  |   ------------------
                                                                    |
Operating Revenue                                     $ 99,857      |       $ 99,765
                                                                    |
Cost of Sales                                           58,078      |         51,000
Operating Expenses                                      31,333      |         36,294
Depreciation and Amortization-operating                  6,185      |          7,922
                                                      --------      |       --------
                                                                    |
Gross Profit                                             4,261      |          4,549
                                                                    |
Selling, General and Administrative                     12,483      |         16,197
Expenses                                                            |
Depreciation and Amortization-corporate &                    7      |            823
other                                                               |
Other (Income) Expense                                  (1,757)     |           (186)
Impairment of Assets                                     2,751      |             --
                                                      --------      |       --------
Operating Income (Loss)                                 (9,223)     |        (12,285)
                                                                    |
Interest Expense and Related Charges                    (9,691)     |        (12,891)
Interest Income                                             20      |             17
Other, net                                                 117      |           (171)
                                                      --------      |       --------
Income (Loss) from Continuing Operations               (18,777)     |        (25,330)
                                                                    |
Income (Loss) from Discontinued Operations              (1,320)     |         (1,287)
                                                      --------      |       --------
(Note 6)                                                            |
                                                                    |
Net Income (Loss)                                     $(20,097)     |       $(26,617)
                                                      ========      |       ========
                                                                    |
Basic Net Income (Loss) Per Unit (Note 11)                          |
   Common Unit                                             N/A      |       $     --
                                                      ========      |       ========
   Subordinated Unit                                       N/A      |       $  (2.25)
                                                      ========      |       ========
   LLC Unit                                           $  (1.63)     |            N/A
                                                      ========      |       ========
Diluted Net Income (Loss) Per Unit (Note 11)          $  (1.63)     |       $  (0.74)
                                                      ========      |       ========
                                                                    |
Average Units Outstanding for Diluted Computation       12,330      |         27,476
                                                      ========      |       ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Unit Amounts)
                                   (Unaudited)


                                                   SUCCESSOR COMPANY   |            PREDECESSOR COMPANY
                                                   -----------------   |            -------------------
                                                     SEVEN MONTHS      |     TWO MONTHS            NINE MONTHS
                                                         ENDED         |        ENDED                ENDED
                                                  SEPTEMBER 30, 2003   |  FEBRUARY 28, 2003    SEPTEMBER 30, 2002
                                                  ------------------   |  -----------------    ------------------
                                                                       |
Operating Revenue                                     $ 221,915        |       $  72,316           $ 293,346
Cost of Sales                                           123,662        |          40,829             128,453
Operating Expenses                                       69,743        |          17,365              96,899
Depreciation and Amortization-operating                  13,497        |           4,816              24,069
                                                      ---------        |       ---------           ---------
Gross Profit                                             15,013        |           9,306              43,925
Selling, General and Administrative Expenses             30,385        |           6,917              41,454
Depreciation and Amortization-corporate & other              15        |             519               2,453
Other (Income) Expense                                   (2,958)       |              (8)             (2,322)
Impairment of Assets                                      2,751        |              --               1,168
                                                      ---------        |       ---------           ---------
Operating Income (Loss)                                 (15,180)       |           1,878               1,172
Interest Expense and Related Charges                    (22,582)       |          (5,645)            (36,577)
Interest Income                                              65        |              58                 100
Other, net                                                   10        |              98                  54
                                                      ---------        |       ---------           ---------
Income (Loss) from Continuing Operations                               |
   Before Reorganization Items, Net Gain                               |
   on Discharge of Debt and                                            |
   Fresh Start Adjustments                              (37,687)       |          (3,611)            (35,251)
Reorganization Items (Note 3)                                --        |          (7,330)                 --
Net Gain on Discharge of Debt (Note 3)                       --        |         131,560                  --
Fresh Start Adjustments                                      --        |         (56,771)                 --
                                                      ---------        |       ---------           ---------
Income (Loss) from Continuing Operations                (37,687)       |          63,848             (35,251)
Income (Loss) from Discontinued Operations (Note 6)        (543)       |             395                (994)
                                                      ---------        |       ---------           ---------
Income (Loss) Before Cumulative                                        |
   Effect of Accounting Changes                         (38,230)       |          64,243             (36,245)
Cumulative Effect of Accounting Changes (Note 15)            --        |          (3,976)                 --
                                                      ---------        |       ---------           ---------
Net Income (Loss)                                     $ (38,230)       |       $  60,267           $ (36,245)
                                                      =========        |       =========           =========
Basic Net Income (Loss) Per Unit (Note 11)                             |
   Common Unit                                              N/A        |       $    0.12           $   (0.01)
                                                      =========        |       =========           =========
   Subordinated Unit                                        N/A        |       $      --           $   (3.24)
                                                      =========        |       =========           =========
   LLC Unit                                           $   (3.10)       |             N/A                 N/A
                                                      =========        |       =========           =========
Diluted Net Income (Loss) Per Unit (Note 11)          $   (3.10)       |       $    0.08           $   (1.07)
                                                      =========        |       =========           =========
Average Units Outstanding for Diluted Computation        12,323        |          27,476              27,476
                                                      =========        |       =========           =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                               SUCCESSOR COMPANY  | PREDECESSOR COMPANY
                                               -----------------  | -------------------
                                                                  |
                                               SEPTEMBER 30, 2003 |  DECEMBER 31, 2002
                                               ------------------ | ------------------
                                                                  |
                    ASSETS                                        |
Current Assets                                                    |
   Cash and cash equivalents                          $     932   |        $  16,432
   Trade and other receivables, net of                            |
   allowance for doubtful accounts of                             |
   $1,210 and $1,210, respectively                      458,111   |          407,096
   Inventories of continuing operations                  15,236   |           33,094
   Inventories of discontinued operations                   108   |              460
   Other                                                 11,799   |           23,888
                                                      ---------   |        ---------
     Total current assets                               486,186   |          480,970
                                                      ---------   |        ---------
Property, Plant and Equipment                           322,664   |          580,883
   Less:  Accumulated depreciation                       13,511   |          210,351
                                                      ---------   |        ---------
     Net property, plant and equipment                  309,153   |          370,532
                                                      ---------   |        ---------
Long-lived assets of discontinued operations              9,314   |           10,426
Goodwill                                                     --   |            7,436
Other Assets                                              7,391   |            4,070
                                                      ---------   |        ---------
Total Assets                                          $ 812,044   |        $ 873,434
                                                      =========   |        =========
                                                                  |
  LIABILITIES AND MEMBERS'/PARTNERS' CAPITAL                      |
                                                                  |
Current Liabilities                                               |
   Trade and other accounts payable                   $ 485,088   |        $ 389,346
   Accrued taxes payable                                  8,536   |           11,327
   Term loans (Note 2)                                   75,000   |           75,000
   Commodity repurchase agreement (Note 2)               75,000   |           75,000
   Receivable financing (Note 2)                         23,000   |           50,000
   Other                                                 21,742   |           23,274
                                                      ---------   |        ---------
     Total current liabilities                          688,366   |          623,947
                                                      ---------   |        ---------
Long -Term Liabilities                                            |
   9% senior notes (Note 2)                             104,312   |               --
   Note payable to Enron Corp.                            5,758   |            5,212
   Other                                                 14,594   |           10,605
                                                      ---------   |        ---------
     Total long-term liabilities                        124,664   |           15,817
                                                      ---------   |        ---------
Liabilities Subject to Compromise (Note 3)                   --   |          292,827
Commitments and Contingencies (Note 13)                           |
Additional Partnership Interests (Note 10)                   --   |            9,318
Members'/Partners' Capital (Deficit)                              |
   Partners' Capital (Deficit)                               --   |          (68,475)
   Members' Capital (Deficit)                            (1,161)  |               --
   Accumulated Other Comprehensive Income (Loss)            175   |               --
                                                      ---------   |        ---------
   Total                                                   (986)  |          (68,475)
                                                      ---------   |        ---------
Total Liabilities and Members'/Partners' Capital      $ 812,044   |        $ 873,434
                                                      =========   |        =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                SUCCESSOR COMPANY                 PREDECESSOR COMPANY
                                                -----------------   |             -------------------
                                                   SEVEN MONTHS     |       TWO MONTHS            NINE MONTHS
                                                      ENDED         |         ENDED                  ENDED
                                               SEPTEMBER 30, 2003   |  FEBRUARY 28, 2003       SEPTEMBER 30, 2002
                                               ------------------   |  -----------------       ------------------
                                                                    |
CASH FLOWS FROM OPERATING ACTIVITIES                                |
  Reconciliation of net income (loss) to                            |
  net cash provided by (used in)                                    |
  operating activities                                              |
                                                                    |
   Net income (loss)                              $ (38,230)        |     $  60,267              $ (36,245)
   Depreciation and amortization                     13,690         |         5,560                 27,835
   Impairment of assets                               2,751         |            --                  1,168
   Write-down of liquids operations                                 |
   inventories                                        4,003         |            --                     --
   Net unrealized change in crude oil                               |
   trading activities                                 1,584         |        (2,120)                (1,485)
   Losses on disposal of assets                         690         |            --                     16
   Non-cash net gain for reorganization                             |
      items and discharge of debt                        --         |      (127,185)                    --
   Fresh start adjustments                               --         |        56,771                     --
   Changes in components of working                                 |
   capital -                                                        |
     Receivables                                    (18,750)        |       (32,177)               104,712
     Inventories                                      7,263         |         7,617                 67,552
     Other current assets                            (3,771)        |         2,428                  5,807
     Trade accounts payable                          16,388         |        49,500               (116,460)
     Accrued taxes payable                            3,798         |         1,717                  2,160
     Other current liabilities                        6,036         |          (320)                 2,359
   Other assets and liabilities                      (3,595)        |         2,530                  3,626
                                                  ---------         |     ---------              ---------
  Net Cash Provided by (Used in)                     (8,143)        |        24,588                 61,045
                                                  ---------         |     ---------              ---------
    Operating Activities                                 --         |            --                     --
CASH FLOWS FROM INVESTING ACTIVITIES                                |
  Proceeds from sale of property, plant                             |
  and equipment                                         161         |            --                  1,606
  Additions to property, plant and equipment         (5,203)        |          (285)               (31,711)
                                                  ----------        |   -----------              ---------
  Net Cash Used In Investing Activities              (5,042)        |          (285)               (30,105)
                                                  ---------         |     ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES                                |
  Increase (decrease) in receivable                 (27,000)        |            --                  7,500
  financing                                                         |
  Decrease in short-term borrowings                      --         |            --                 (8,000)
  Decrease in repurchase agreements                      --         |            --                (25,000)
  Distributions to unitholders                           --         |            --                 (4,712)
  Exercise of warrants                                  382         |            --                     --
                                                  ---------         |     ---------              ---------
  Net Cash Used in Financing Activities             (26,618)        |            --                (30,212)
                                                  ---------         |     ---------              ---------
Increase (Decrease) in Cash and Cash                (39,803)        |        24,303                    728
Equivalents                                                         |
Cash and Cash Equivalents Beginning of               40,735         |        16,432                  2,941
Period                                                              |
                                                  ---------         |     ---------              ---------
Cash and Cash Equivalents End of Period           $     932         |     $  40,735              $   3,669
                                                  =========         |     =========              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW                                |
INFORMATION                                                         |
  Cash Paid for Interest                          $  17,212         |    $   5,599              $  26,537
  Cash Paid for Reorganization Items                  5,892         |        2,867                     --
SUPPLEMENTAL NON CASH INVESTING AND                                 |
FINANCING INFORMATION                                               |
  Discharge of 11% Senior Notes,                                    |
  including accrued interest                      $      --         |    $ 248,481              $      --
  Cancellation of additional partnership                            |
  interests                                              --         |        9,318                     --
  Issuance of 9% Senior Notes                         5,200         |      104,000                     --
  Issuance of new equity of Successor                               |
  Company                                                --         |       36,687                     --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
      CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS'/PARTNERS' CAPITAL
                                 (In Thousands)
                                   (Unaudited)



                                                          PARTNERS' CAPITAL
                                                 --------------------------------                      ACCUMULATED
                                             COMMON        SUBORDINATED                                   OTHER
                                              UNIT            UNIT         GENERAL        MEMBERS'    COMPREHENSIVE
                                             HOLDERS         HOLDERS       PARTNER        CAPITAL      INCOME(LOSS)      TOTAL
                                             -------         -------       -------        -------     -------------      -----
Partners' Capital (Deficit) at
December 31, 2002 ....................      $  (2,135)     $      --      $ (66,340)     $      --      $      --      $ (68,475)
  (Predecessor Company)
Loss Before Reorganization Items, Net
 Gain on Discharge of Debt and Fresh
 Start Adjustments ...................             --             --         (7,192)            --             --         (7,192)

Reorganization Items and Net Gain on
Discharge of Debt ....................         15,700         36,705         80,033         36,687             --        169,125

Fresh Start Adjustments ..............        (13,565)       (36,705)        (6,501)            --             --        (56,771)
                                              -------        -------         ------        -------        -------        -------
Members' Capital at February 28, 2003
(Successor Company) ..................      $      --      $      --      $      --      $  36,687      $      --      $  36,687
                                              =======        =======         ======        =======        =======        =======

--------------------------------------------------------------------------------------------------------------------------------
Members' Capital at February 28, 2003
(Successor Company) ..................      $      --              $      $      --      $  36,687      $      --      $  36,687
Net Loss .............................             --             --             --        (38,230)            --        (38,230)
Unrealized net losses on derivative
instruments arising during the period              --             --             --             --            (39)


Less reclassification adjustment for
 net realized losses on derivative
 instruments included in net loss ....             --             --             --             --            214            175
                                                                                                                         -------
Comprehensive loss ...................                                                                                   (38,055)
                                                                                                                         -------
Exercise of Warrants .................             --             --             --            382             --            382
                                              -------        -------         ------        -------        -------        -------
Members' Capital at September 30, 2003
(Successor Company) ..................      $      --      $      --      $      --      $  (1,161)     $     175      $    (986)
                                              =======        =======         ======        =======        =======        =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

Name Change and Organization

      Effective October 1, 2003, EOTT Energy LLC ("EOTT LLC") changed its name to Link Energy LLC ("Link LLC"). In connection with our name change, we also changed the names of several of our subsidiaries as listed in the table below.

NEW NAME                                     FORMER NAME
--------                                     -----------
Link Energy Limited Partnership              EOTT Energy Operating Limited
                                             Partnership
Link Energy Pipeline Limited Partnership     EOTT Energy Pipeline Limited
                                             Partnership
Link Energy Canada Limited Partnership       EOTT Energy Canada Limited Partnership
Link Energy Finance Corp.                    EOTT Energy Finance Corp.
Link Energy General Partner LLC              EOTT Energy General Partner, L.L.C.
Link Energy Canada, Ltd.                     EOTT Energy Canada Management Ltd.


      Link LLC is a Delaware limited liability company that was formed on November 14, 2002 in anticipation of assuming and continuing the business formerly directly owned by EOTT Energy Partners, L.P. (the "MLP"), which, as described in Note 3 below, filed for Chapter 11 reorganization with its wholly owned subsidiaries on October 8, 2002. The MLP emerged from bankruptcy and merged into EOTT Energy Operating Limited Partnership resulting in EOTT LLC becoming the successor registrant to the MLP on March 1, 2003, the effective date of the Third Amended Joint Chapter 11 Plan of Reorganization, as supplemented ("Restructuring Plan"). We operate principally through four affiliated operating limited partnerships, Link Energy Limited Partnership, Link Energy Canada Limited Partnership, Link Energy Pipeline Limited Partnership, and EOTT Energy Liquids, L.P., each of which is a Delaware limited partnership. Link Energy Finance Corp. was formed in connection with a debt offering to facilitate certain investors' ability to purchase our former 11% senior notes. Link Energy General Partner, LLC serves as the general partner for our four affiliated operating limited partnerships. Until the MLP emerged from bankruptcy, EOTT Energy Corp. (the "General Partner"), a Delaware corporation and a wholly owned subsidiary of Enron Corp. ("Enron"), served as the general partner of the MLP and owned an approximate 1.98% general partner interest in the MLP. The General Partner filed for bankruptcy on October 21, 2002. Unless the context otherwise requires, the terms "we," "our," "us," and "Link" refer to Link Energy LLC and its four affiliated operating limited partnerships, Link Energy Finance Corp., and Link Energy General Partner, LLC (the "Subsidiary Entities"), and for periods prior to our emergence from bankruptcy in March 2003, such terms and "EOTT" refer to EOTT Energy Partners, L.P. and its sole general partner, EOTT Energy Corp., as well as the Subsidiary Entities.

Interim Financial Statements

      The financial statements presented herein have been prepared by Link in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year. The financial information included herein has been prepared without audit. The condensed consolidated balance sheet at December 31, 2002 has been derived from, but does not include all the disclosures contained in, the audited financial statements for the year ended December 31, 2002. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring adjustments, except for those relating to fresh start reporting and those more fully discussed in Notes 7 and 8, which are necessary for a fair presentation of the results of the interim periods reported herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fresh Start Reporting

      As a result of the application of fresh start reporting under the American Institute of Certified Public Accountants Statement of Position No. 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," as of February 28, 2003 (the date chosen for accounting purposes), Link's financial results for the nine months ended September 30, 2003 include two different bases of accounting and accordingly, the financial condition, operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For a further discussion of fresh start reporting, see Note 4. For purposes of these financial statements, references to the "Predecessor Company" are references to us for periods through February 28, 2003 (the last day of the calendar month in which we emerged from bankruptcy) and references to the "Successor Company" are references to Link for periods subsequent to February 28, 2003. The Successor Company's financial statements are not comparable to the Predecessor Company's financial statements. See further discussion in Note 4.

Partnership Status

      As a limited liability company, we are generally treated like a partnership for federal income tax purposes and like a corporation with limited liability for state law and other non-tax purposes. In other words, for federal income tax purposes, we do not pay tax on our income or gain, nor are we entitled to a deduction for our losses, but such gains or losses are allocated to each member in accordance with the member's interest in us and the member will be responsible for paying the income tax applicable to such membership interest. Our taxable income or loss, which may vary substantially from the net income or net loss we report in our consolidated statement of operations, is includable in the federal income tax returns of our members. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each member's tax attributes in Link. In order for us to continue to be classified as a partnership for federal income tax purposes, at least 90% of our gross income for every taxable year must consist of "qualifying income" within the meaning of the Internal Revenue Code. In 2002 and 2003, we recognized income from our settlement with Enron and discharge of indebtedness in excess of 10% of our gross income for each of those years. As disclosed in more detail in our Third Amended Joint Chapter 11 Plan which is incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2002, we concluded that income from our settlement with Enron and our debt discharge income constituted "qualifying income," although the matter was not free from doubt.

      We believe that we may not be able to access the capital markets without a higher degree of certainty as to our classification for federal income tax purposes. We therefore have decided to seek a private letter ruling from the Internal Revenue Service either that the income from our settlement with Enron and the debt discharge income is qualifying income or that the recognition of such income should be disregarded for purposes of the qualifying income test because it was an inadvertent result of our bankruptcy.

      We are unable to predict how or when the Internal Revenue Service will rule. If the ruling is favorable, we will continue to be treated as a partnership for federal income tax purposes for so long as we satisfy the qualifying income test. If we are unable to obtain a favorable ruling and are unsuccessful in litigating the matter should we choose to do so, we will be taxable as a corporation for the year in which we failed to meet the qualifying income test and every year thereafter. Any classification of us as a corporation could result in a material reduction in the value of our units.

LLC Agreement

      Under our Limited Liability Company Agreement (the "LLC Agreement"), our Board may, but is not required, to make distributions to each interest holder, and in any event, our exit credit facilities do not permit us to make any cash distributions so long as we have any indebtedness or other obligations outstanding under the exit credit facilities. Similar to a corporation, members do not share our liability. Under our LLC Agreement, members are also entitled to certain information about us and to vote for directors and on certain other matters. The holders of the majority of outstanding units have the right to vote on mergers and the

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

election or removal of directors. The holders of two-thirds of the units have the right to approve additional issuances of equity and certain amendments to the LLC Agreement. Members are not entitled to participate in our management directly, but participate indirectly through the election of our directors.

Reclassifications

      Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

2.    CREDIT RESOURCES AND LIQUIDITY

OVERVIEW

      We anticipate that our future cash requirements will be funded primarily from:


      -     cash generated from operations;

      - borrowings under our exit credit facilities (including the Trade Receivables Agreement and Commodity Repurchase Agreement discussed below); and

      -     cash generated from asset dispositions, net of debt repayments.

FACTORS AFFECTING OUR LIQUIDITY

      Our ability to fund our liquidity and working capital requirements will be based on our ability to successfully implement our Restructuring Plan, which has been adversely affected by various factors, including the following:

      - COVENANT BREACHES UNDER EXIT CREDIT FACILITIES. For the four month period ended September 30, 2003, we were in breach of the covenants in our Letter of Credit Facility and Term Loan described below. We have obtained a waiver of these violations from our lenders for the four month period ended September 30, 2003 and for our expected breach of these covenants for the four month period ended October 31, 2003. In addition, we have agreed to reduce the lenders' maximum commitment under the Letter of Credit Facility from $325 million to $290 million.

            - Minimum Consolidated EBIDA. We are required to maintain a minimum, rolling cumulative four month total of consolidated Earnings Before Interest Depreciation and Amortization, subject to certain adjustments, as defined ("Minimum Consolidated EBIDA"). For the four month period ended September 30, 2003, we were required to have consolidated EBIDA of $6.6 million but achieved Minimum Consolidated EBIDA of only $2.2 million. For the four month periods ending October 31, November 30, and December 31, 2003, we will be required to maintain Minimum Consolidated EBIDA of $8.7 million, $10.4 million and $12.7 million. Thereafter, the requirement continues to increase monthly until it reaches $17.4 million for the four month period ended September 30, 2004.

            - Interest Coverage. We are required to maintain a minimum ratio of consolidated EBIDA to cash interest expense ("Interest Coverage Ratio") over rolling consecutive four month periods. For the four month period ended September 30, 2003, the ratio must be at least .62 to 1.0, but the ratio we achieved was only .24 to 1.0. For the four months ending October 31, November 30, and December 31, 2003, we will be required to maintain an Interest Coverage Ratio of .79 to 1.0, .93 to 1.0 and 1.11 to 1.0. This ratio requirement continues to increase monthly until it

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  reaches 1.42 to 1.0 for the four month period ended August 31, 2004.

            - Prohibition on Indebtedness. We are not permitted to owe or be liable for indebtedness except as described in the Letter of Credit Facility and the Term Loan Agreement. As a result of our change in estimates of crude oil linefill, as described in
                  Note 7 to these financial statements, we may be deemed to have incurred indebtedness to our customers in the form of make-up obligations for customer crude oil that was previously believed to have been in our pipelines prior to the change in estimate.

            We were unable to satisfy these covenants as of September 30, 2003 due to the $4.6 million charge we recorded as described in Note 7 and the performance of our business being less than expected. Because the charge we recorded in September 2003 will be included in the calculations of the covenants for the remainder of 2003 and because the covenants become increasingly stringent each month, we expect we will be in default under our exit credit facilities at the end of each month at least through December 31, 2003 unless our results of operations show an unexpected significant improvement. A default under one of our exit facilities, which includes the Letter of Credit Facility, the Term Loan, the Trade Receivables Agreement and the Commodity Repurchase Agreement, will cause a cross-default under all the other exit facilities. Any breaches, unless waived, could severely limit our access to liquidity and result in our being required to repay all outstanding debt under the previously mentioned debt agreements as well as the 9% senior note indenture, all of which totals approximately $277 million as of September 30, 2003. Although our lenders provided a waiver for our breach of these covenants as of September 30, 2003 and for our expected breach of these covenants as of October 31, 2003, there can be no assurance they will provide waivers for any subsequent period or that any amendment to our credit facilities required to obtain such waiver will not adversely affect our liquidity.

      - COVENANT BREACH UNDER COMMODITY REPURCHASE AGREEMENT. We have an agreement with Standard Chartered Trade Services ("SCTS") providing for the financing of purchases of crude oil inventory utilizing a forward commodity repurchase agreement ("Commodity Repurchase Agreement"). The maximum commitment under the Commodity Repurchase Agreement was $75 million. Under the Commodity Repurchase Agreement, we are required to maintain 2.4 million barrels of crude oil linefill. During the third quarter of 2003, we revised downward our estimate of the physical volume of crude oil linefill in certain of our pipelines as described in Note 7. As a result of the downward revision of our estimates of crude oil linefill as of September 30, 2003, we breached the minimum inventory provision of the Commodity Repurchase Agreement. We have obtained a waiver of this breach, provided that we maintain a minimum of 2,150,000 barrels of crude oil inventory.

      - MATURITIES OF OUR EXIT FACILITIES. In addition, our Trade Receivables Agreement and Commodity Repurchase Agreement mature on March 1, 2004 (although we have an option to extend the maturity to August 30, 2004) and our Term Loan and Letter of Credit Facility mature on August 30, 2004. As of September 30, 2003, we had $23 million of outstanding borrowings under our Trade Receivables Agreement, $75 million of outstanding borrowings under our Commodity Repurchase Agreement, and $75 million of borrowings under our Term Loan Agreement.

BUSINESS PERFORMANCE

      In evaluating our ability to meet our obligations under our Restructuring Plan, we relied, in part, on the financial projections and related assumptions included in Exhibit D to our Third Amended Disclosure Statement dated December 6, 2002, which was incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The following assumptions, among others, have proven to be overly optimistic:

      - Our ability to win back business lost due to financial instability and the Chapter 11 filing. Even though we have the capacity to issue letters of credit to secure additional volumes, our pre-bankruptcy customers and business partners have been less willing to do business with us than we anticipated as a result of our being highly leveraged and having shown no substantive improvement in our financial performance. Although we assumed that our marketing

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            volumes would increase to approximately 350,000 barrels per day by the end of 2003, our marketing volumes were approximately 250,000 barrels per day in September 2003, and we do not anticipate an appreciable increase in volumes for the remainder of 2003. Our Restructuring Plan anticipated a quick return of volume growth in 2003, which has not occurred given the heightened sensitivity to credit risk in the energy industry and our high credit costs. Outstanding letters of credit at September 30, 2003 were $244.8 million, with a total commitment amount of $290 million.

      - The continued viability of our MTBE operations. The business and regulatory climate for MTBE has continued to deteriorate dramatically and has adversely affected our business. Our Restructuring Plan contemplated earnings from our Liquids Operations in 2003; however, for the nine months ended September 30, 2003, the Liquids Operations had an operating loss of $20 million. We recently decided to phase out our MTBE production after discussions with a third party regarding a possible sale of these operations terminated unsuccessfully. As a consequence of the phase out of MTBE production, we recorded charges for severance of $1.8 million, impairment of long-lived assets of $2.7 million and write down of material and supplies of $2.3 million (see Note 6).

OPTIONS FOR ACHIEVING DEBT REDUCTION


      In order to improve our liquidity, we must reduce our debt and attract new volumes. We will likely not be able to achieve volume and earnings growth without reducing our debt by at least $100 million. We are currently considering the following options to achieve our debt reduction:

      - Pursuing the sale of additional assets. During the period from March 2003 to October 2003, we sold assets for an aggregate consideration of $26.2 million. We used approximately $25 million of the net proceeds to pay down amounts outstanding under the Commodity Repurchase Agreement subsequent to September 30, 2003. We will continue to pursue asset sales and use the proceeds, if any, to reduce our debt levels.

      - Seeking additional equity. We are evaluating alternatives for raising additional equity capital, both publicly and privately. Our efforts to raise additional equity will be limited by the following factors, among others:

            - Under the terms of our LLC Agreement, we are prohibited from issuing additional equity without a vote of two-thirds of our unitholders.

            - We are unable to issue equity in a public offering or in an offering pursuant to Regulation D of the Securities Act until we have satisfied the requirement to have three years of audited financial statements by completing an audit of our financial statements for the year ending December 31, 2003.

            - We have recognized income from our settlement with Enron and discharge of indebtedness from our bankruptcy in excess of 10% of our gross income. We concluded, as disclosed in our Third Amended Disclosure Statement, that this income constituted "qualifying income" under the Internal Revenue Code, although the matter was not free from doubt. We believe that we may not be able to access the capital markets without a higher degree of certainty of whether this income is qualifying income and, therefore, we have decided to seek a private letter ruling from the Internal Revenue Service. See Note 1.

            Due to the absence of volume growth in our core business and the amount of additional equity required to achieve debt reduction of at least $100

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  million, if we are able to issue additional equity, we will be required to do so at prices significantly less than the current trading prices of our units and warrants.

      - Conversion of existing debt. We are currently evaluating the feasibility of our lenders converting a portion of their debt to equity.

      - Evaluating strategic alternatives. If we are unsuccessful in achieving our debt reduction within a reasonable time period, we will consider other strategic alternatives, which could include a sale of the company.

      The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The factors discussed above raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SUMMARY OF DEBTOR IN POSSESSION ("DIP") FINANCING

      On October 18, 2002, we entered into agreements with Standard Chartered, SCTS, Lehman and other lending institutions for $575 million in DIP financing facilities. The DIP facilities provided (i) $500 million of credit and financing facilities through Standard Chartered and SCTS, which included up to $325 million for letters of credit and $175 million of inventory repurchase/accounts receivable financing through SCTS, and (ii) $75 million of term loans through Lehman and other lending institutions. The credit facilities were subject to a borrowing base and were secured by a first-priority lien on all, or substantially all, of our real and personal property. As of February 28, 2003, we had outstanding approximately $313.1 million of letters of credit, $125.0 million of inventory repurchase/accounts receivable financing, and $75 million of term loans. The DIP financing facilities contained certain restrictive covenants that, among other things, limited distributions, other debt, and certain asset sales. On February 28, 2003, as we emerged from bankruptcy, the DIP financing facilities were refinanced by the same institutions. The following discussion provides an overview of our post-bankruptcy debt.

SUMMARY OF EXIT CREDIT FACILITIES, SENIOR NOTES, AND OTHER DEBT

      Our emergence from bankruptcy as of March 1, 2003, was financed through a combination of exit credit facilities, senior notes and other debt associated with settlement of claims during our bankruptcy proceedings. The table below provides a summary of these financing arrangements as of September 30, 2003.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        SUMMARY OF FINANCING ARRANGEMENTS
                                  (IN MILLIONS)

                                      COMMITMENT/       AMOUNT
                                      FACE AMOUNT     OUTSTANDING    MATURITY
                                      -----------     -----------    --------
Exit Credit Facilities:
    Letter of Credit Facility...      $  325.0(1)      $ 244.8       August 30, 2004
    Trade Receivables Agreement.         100.0(2)         23.0       March 1, 2004(4)
    Commodity Repurchase Agreement        75.0(3)         75.0(3)    March 1, 2004(4)
    Term Loans..................          75.0            75.0       August 30, 2004

Senior Notes....................         109.2           104.3       March 1, 2010(5)(6)

Other Debt:
    Enron Note..................           6.4             7.1       October 1, 2005(5)
    Big Warrior Note............           2.6             2.3       March 1, 2007(5)
    Ad Valorem Tax Liability....           7.2             7.2       March 1, 2009

(1) Subsequent to September 30, 2003, the maximum commitment amount was reduced to $290 million.

(2) $50 million of this commitment is unavailable ten days each month.

(3) On October 1, 2003, net proceeds of $25 million from the disposition of assets (see Note 6) were used to reduce the amount outstanding to $50 million and the maximum amount of the commitment under the Commodity Repurchase Agreement was reduced to $50 million.

(4) We have the option to extend these arrangements for an additional 6 months. Extension of both facilities would be subject to the payment of extension fees of $875,000.

(5) These notes were adjusted to fair value pursuant to the adoption of fresh start reporting required by SOP 90-7.

(6) On September 1, 2003, we issued an additional senior note in the amount of $5.2 million in lieu of the first semi-annual payment of interest on our senior notes.

The following is a summary of our scheduled debt maturities at September 30, 2003 (in millions):

                                                                             After
                           2003       2004       2005     2006    2007       2007      Total
                           ----       ----       ----     ----    ----       -----     -----
9% Senior Notes ....     $   --     $   --     $   --   $   --   $   --     $109.2     $109.2
Term Loans(2) ......         --       75.0         --       --       --         --       75.0
Commodity Repurchase
   Agreement (1)(2)          --       75.0         --       --       --         --       75.0
Trade Receivables
   Agreement(2) ....         --       23.0         --       --       --         --       23.0
Enron Note .........        1.0        1.0        4.4       --       --         --        6.4
Big Warrior Note ...        0.1        0.3        0.4      0.4      1.4         --        2.6
Ad Valorem Tax
Liability ..........        0.6        1.2        1.3      1.4      1.5        1.2        7.2
                         ------     ------     ------   ------   ------     ------     ------
                         $  1.7     $175.5     $  6.1   $  1.8   $  2.9     $110.4     $298.4
                         ======     ======     ======   ======   ======     ======     ======


(1) On October 1, 2003, net proceeds of $25 million from the disposition of assets (see Note 6) were used to reduce the amount outstanding to $50 million.

(2) See previous discussion of covenant violations, cross defaults and the waivers obtained.

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Letter of Credit Facility

      The Letter of Credit Facility, as amended, with Standard Chartered provides $290 million of financing until August 30, 2004 and is subject to defined borrowing base limitations. The borrowing base is (as of the date of determination) the sum of cash equivalents, specified percentages of eligible receivables, deliveries, fixed assets, inventory, margin deposits and undrawn product purchase letters of credit, minus (i) first purchase crude payables, other priority claims, aggregate net amounts payable by the borrowers under certain hedging contracts and certain eligible receivables arising from future crude oil obligations, (ii) the principal amount of loans outstanding and any accrued and unpaid fees and expenses under the Term Loans, and (iii) all outstanding amounts under the Amended and Restated Commodity Repurchase Agreement and the Amended and Restated Receivables Purchase Agreement ("SCTS Purchase Agreements"). Pursuant to a scheduled advance rate reduction, effective July 1, 2003, the specified percentages of eligible receivables and fixed assets in the borrowing base were reduced. Standard Chartered has the right to reduce these same percentages in the borrowing base at October 31, 2003.

      The Letter of Credit Facility required an upfront facility fee of $1.25 million that was paid at closing. An additional reduction fee of $2.5 million will be payable on March 29, 2004, if Standard Chartered's exposure is not reduced to $200 million or less by that date. Letter of credit fees range from 2.25% to 2.75% per annum depending on usage. The commitment fee is 0.5% per annum of the unused portion of the Letter of Credit Facility. Additionally, we agreed to a fronting fee, which is the greater of 0.25% per annum times the face amount of the letter of credit or $250. An annual arrangement fee of 1% per annum times the average daily maximum commitment amount, as defined in the Letter of Credit Facility, is payable on a monthly basis.

      The exit credit facilities include various financial covenants that we must adhere to on a monthly basis as discussed above in "-Factors Affecting our Liquidity" and set forth below.

      - Minimum Consolidated Tangible Net Worth. At the end of each month, from March 31, 2003 to December 31, 2003, we are required to maintain a minimum consolidated tangible net worth, subject to certain adjustments, as defined ("Minimum Consolidated Tangible Net Worth"), of $8.5 million. From January 31, 2004 to September 30, 2004, we are required to maintain a Minimum Consolidated Tangible Net Worth of $10 million.

      - Current Ratio. We must maintain a ratio of consolidated current assets, subject to certain adjustments to consolidated current liabilities less funded debt, as defined, of 0.90 to 1.00 for the term of the exit credit facilities.

At September 30, 2003, we were in compliance with the Minimum Consolidated Tangible Net Worth and Current Ratio covenants.

      For purposes of determining the financial information used in the financial covenants set forth above and in "-Factors Affecting our Liquidity," we are required to exclude all items directly attributable to our Liquids Assets and the West Coast natural gas liquids assets ("Designated Assets") for the first five months ended May 31, 2003 and to make "permitted adjustments" (changes due to fresh start reporting, income and expenses attributable to the Designated Assets during the first five months ended May 31, 2003, changes due to the cumulative affect of changes in GAAP, which are approved by the bank, gains or losses from the sales of assets or Designated Assets and any write-downs on Designated Assets), as defined.

      In connection with the sale of the West Coast assets and the ArkLaTex assets discussed in Note 6, the Letter of Credit Facility was amended to allow the net proceeds from these asset sales to be used to repay amounts outstanding under the Commodity Repurchase Agreement.

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SCTS Purchase Agreements

      We have an agreement with SCTS similar to our pre-bankruptcy inventory repurchase agreement, which provides for the financing of purchases of crude oil inventory utilizing a forward commodity repurchase agreement ("Commodity Repurchase Agreement"). The maximum commitment under the Commodity Repurchase Agreement was $75 million. It required an upfront facility fee of approximately $378,000 and carried an interest rate of LIBOR plus 3%. On October 1, 2003, net proceeds of $25 million from the disposition of assets were used to repay amounts outstanding under the Commodity Repurchase Agreement and the maximum commitment amount was reduced to $50 million. The Commodity Repurchase Agreement had an initial term of six months to August 30, 2003, at which time we had the option to extend for an additional twelve months. In August 2003, we amended the Commodity Repurchase Agreement to provide us the option to (1) extend the maturity date to March 1, 2004 and (2) prior to March 1, 2004, extend the maturity date to August 30, 2004. The election of each option will require the payment of an extension fee of $375,000. We elected to extend the maturity date to March 1, 2004, which required the payment of an extension fee of $375,000 and increased the interest rate to LIBOR plus 7%.

      In addition, we also have an agreement with SCTS similar to our pre-bankruptcy trade receivables agreement, which provides for the financing of up to an aggregate amount of $100 million of certain trade receivables ("Trade Receivables Agreement") outstanding at any one time. The discount fee is LIBOR plus 3% and an upfront facility fee of approximately $504,000 was paid. The Trade Receivables Agreement had an initial term of six months to August 30, 2003, at which time we had the option to extend for an additional twelve months. In August 2003, we amended the Trade Receivables Agreement to provide us the option to (1) extend the maturity date to March 1, 2004 and (2) prior to March 1, 2004, extend the maturity date to August 30, 2004. The election of each option will require the payment of an extension fee of $0.5 million. We elected to extend the maturity date to March 1, 2004, which required the payment of an extension fee of $0.5 million and increased the interest rate to LIBOR plus 7%.

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

      In addition, to the extent that drawings are made on any letters of credit, Standard Chartered, as collateral agent, may distribute funds from our debt service payment account to itself (as letter of credit issuer agent on behalf of the letter of credit issuer) as needed to allow Link LLC to reimburse Standard Chartered, as letter of credit issuer, for such drawings.

Senior Notes

      On October 1, 1999, we issued to the public $235 million of 11% senior notes. The senior notes were due October 1, 2009, and interest was paid semiannually on April 1 and October 1. The senior notes were fully and unconditionally guaranteed by all of our operating limited partnerships but were otherwise unsecured. On October 1, 2002, we did not make the interest payment of $12.9 million on our $235 million 11% senior notes. These notes were cancelled effective March 1, 2003 as a result of our Restructuring Plan and the holders of these notes, along with our general unsecured creditors with allowed claims, will receive a pro rata share of $104 million of 9% senior unsecured notes, plus Link LLC units.

Link LLC Senior Notes 2010

      In February 2003, we issued $104 million of 9% senior unsecured notes to the Bank of New York, as depositary agent, which will be subsequently allocated by the depositary agent to former holders of the 11% senior notes described above and our general unsecured creditors with allowed claims. However, the exact pro rata allocation of the senior notes cannot be determined until the precise amount of each allowed claim is determined. This process is underway in the EOTT Bankruptcy Court as part of our Restructuring Plan. The Bank of New York, as depositary agent, distributed approximately 90% of the senior unsecured notes in August 2003 and the final allocation of notes is expected to be completed by December 2003. The senior notes are due in March 2010, and interest will be paid semiannually on September 1 and March 1 with the first payment on September 1, 2003. Under the terms of the indenture governing our senior notes, we are allowed to pay interest payments in kind by issuing additional senior notes on the first two interest payment dates. If we make payments in kind, we must make the payments as if interest were being charged at 10% per annum instead of 9% per annum. On September 1, 2003, we issued an additional senior note in the aggregate principal amount of $5.2 million to the Bank of New York in lieu of the first interest payment. We may not optionally redeem the notes. The notes are subject to mandatory redemption or sinking fund payments if we sell assets and use the money for certain purposes or if we have a change of control. Provisions of the indenture could limit additional borrowings, sale and lease back transactions, affiliate transactions, purchases of our own equity, payments on debt subordinated to the senior notes, distributions to members, certain merger, consolidation or change in control transactions, or sale of assets if certain financial performance ratios are not met.

Enron Note and Big Warrior Note

      In connection with our settlement with Enron as part of the Restructuring Plan, we executed a $6.2 million note payable to Enron ("Enron Note") that is guaranteed by our subsidiaries. The Enron Note is secured by an irrevocable letter of credit and bears interest at 10% per annum. Interest is paid semiannually on April 1 and October 1, beginning on April 1, 2003 and we are allowed to pay interest payments in kind on the first two interest payment dates. Principal payments of $1 million are payable in October 2003 and October 2004 with the remaining principal balance due in October 2005. On October 1, 2003, we paid our first principal payment of $1.0 million and elected to pay our interest payment of $0.3 million in kind, which increases the principal balance of the Enron Note.

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3.    BANKRUPTCY PROCEEDINGS AND RESTRUCTURING PLAN

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

      The Restructuring Plan, however, was subject to the approval of the EOTT Bankruptcy Court, and the Settlement Agreement with Enron ("Settlement Agreement") was subject to the additional approval of the United States Bankruptcy Court for the Southern District of New York (the "Enron Bankruptcy Court"), where Enron and certain of its affiliates filed for Chapter 11 bankruptcy protection. The EOTT Bankruptcy Court approved the settlement agreement with Enron on November 22, 2002, and the Enron Bankruptcy Court approved the settlement agreement on December 5, 2002. The major provisions of the Restructuring Plan, which became effective March 1, 2003, are as follows:

      - Enron has no further affiliation with us. The General Partner will be liquidated as soon as reasonably possible with no material effect to EOTT.

      - We consummated the Settlement Agreement with Enron effective December 31, 2002. In the fourth quarter of 2002, we recognized a gain of $45.5 million related to the Settlement Agreement with Enron.

      - We converted to a limited liability company structure and EOTT LLC became the successor registrant to the MLP. The MLP was merged into EOTT Energy Operating Limited Partnership.

      - We are now managed by a seven-member Board of Directors. One of the directors is the chief executive officer of EOTT LLC, and the remaining six directors were selected by the former senior note holders who signed the Restructuring Agreement.

      - We cancelled our outstanding $235 million of 11% senior unsecured notes. Our former senior unsecured note holders and holders of allowed general unsecured claims will receive a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 limited liability

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            company units of EOTT LLC representing 97% of the newly issued units. The $104 million senior unsecured notes and the 11,947,820 units have been issued to the Bank of New York, the depositary agent, and the depositary agent has distributed approximately 90% of the senior unsecured notes and units to our creditors. The $104 million senior unsecured notes and 11,947,820 units are deemed to be issued and outstanding for purposes of these financial statements. See further discussion in Note 2 and Note 10.

      - We cancelled the MLP's publicly traded common units, and the former holders of the MLP's common units received 369,520 limited liability company units of EOTT LLC, representing 3% of newly issued units, and 957,981 warrants to purchase an additional 7% of the new units. We cancelled the MLP's subordinated units and additional partnership interests. See Note 10.

      - We were authorized to develop, and the board has subsequently approved, a management incentive plan. The incentive plan reserves
            1.2 million of EOTT LLC's authorized units for issuance to certain key employees and directors. See Note 9.

      - We closed exit credit facilities with Standard Chartered, SCTS, Lehman Brothers Inc. ("Lehman"), and other lenders on February 28, 2003. See further discussion in Note 2.

                                  LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


As a result of the confirmation of our Restructuring Plan, the following liabilities that were deemed subject to compromise were either discharged by the EOTT Bankruptcy Court or retained as ongoing obligations of the Successor Company. Estimated liabilities subject to compromise at December 31, 2002 were as follows (in thousands):

      11% Senior Notes                                                $  235,000
      Interest payable - 11% Senior Notes                                 13,481
      Accounts payable and suspense payable                               34,876
      Allowed claims for environmental settlements and contingencies       7,970
      Other                                                                1,500
                                                                        --------
               Total                                                  $  292,827
                                                                        ========

         The following reorganization items and net gain on discharge of debt, which were specifically related to the EOTT Bankruptcy, were recorded during the two months ended February 28, 2003, (in thousands):

      Reorganization items - legal and professional fees              $  (7,330)
      Net gain on discharge of 11% senior notes,
      related accrued interest and other debt (1)                     $ 131,560

      (1) The gain on discharge of debt was recorded net of the 9% senior notes and limited liability company units issued to the creditors upon emergence from bankruptcy.

4.    FRESH START REPORTING

      As previously discussed, the unaudited condensed consolidated financial statements reflect the adoption of fresh start reporting required by SOP 90-7 for periods subsequent to our emergence from bankruptcy. In accordance with the principles of fresh start reporting, we have adjusted our assets and liabilities to their fair values as of February 28, 2003. The net effect of the fresh start reporting adjustments was a loss of $56.8 million, which is reflected in the results of operations of the Predecessor Company for the two months ended February 28, 2003.

      The enterprise value of Link on the effective date of the Restructuring Plan was determined to be approximately $363 million. The enterprise value was determined with the assistance of a third party financial advisor using discounted cash flow, comparable transaction and capital market comparison analyses, adjusted for the actual working capital as of the effective date of the Restructuring Plan. The discounted cash flow analyses were based upon five year projected financial results, including an assumption for terminal values using cash flow multiples, discounted at our estimated post-restructuring weighted-average cost of capital.

      Pursuant to SOP 90-7, the reorganization value of Link on the effective date of the Restructuring Plan was determined to be approximately $856 million, which represented the enterprise value plus the fair value of current liabilities exclusive of funded debt on February 28, 2003. We have allocated the reorganization value as of February 28, 2003 to tangible and identifiable intangible assets in conformity with SFAS No. 141, "Business Combinations", using discounted cash flow and replacement cost valuation analyses, and liabilities, including debt, were recorded at their net present values. Independent third-party valuation specialists were used to determine the allocation of the reorganization value to our tangible and identifiable intangible assets and to determine the fair value of our long-term liabilities.

      The valuations were based on a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the valuations will be realized, and actual results could vary significantly. The determination of the fair values is complete.

      The effects of the reorganization pursuant to the Restructuring Plan and the application of fresh start reporting on the Predecessor Company's consolidated balance sheet as of February 28, 2003 are as follows (in thousands):

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                               PREDECESSOR        DEBT DISCHARGE
                                                 COMPANY            AND RECLASS                FRESH START      SUCCESSOR COMPANY
                                            FEBRUARY 28, 2003       ADJUSTMENTS                ADJUSTMENTS      FEBRUARY 28, 2003
                                            -----------------       -----------                -----------      -----------------
Assets
Current Assets
Cash and cash equivalents ............          $  40,735           $      --                 $      --              $ 40,735
Trade and other receivables ..........            439,361                  --                        --               439,361
Inventories ..........................             25,860                  --                       750(g)             26,610
Other ................................             12,911                  --                    (2,021)(h)            10,890
                                                ---------           ---------                 ---------              --------
     Total current assets ............            518,867                  --                    (1,271)              517,596
                                                ---------           ---------                 ---------              --------
Property, Plant and Equipment, at cost            598,633                  --                  (267,654)(i)           330,979
Less: Accumulated depreciation .......            223,188                  --                  (223,188)(i)                --
                                                ---------           ---------                 ---------              --------
     Net property, plant and equipment            375,445                  --                   (44,466)              330,979
                                                ---------           ---------                 ---------              --------
Goodwill .............................              7,436                  --                    (7,436)(j)                --
                                                ---------           ---------                 ---------              --------
Other Assets .........................             10,762                  --                    (2,880)(h)             7,882
                                                ---------           ---------                 ---------              --------
     Total Assets ....................          $ 912,510           $      --                 $ (56,053)             $856,457
                                                =========           =========                 =========              ========
 Liabilities and Members'/Partners'
 Capital
Current Liabilities

Trade and other accounts payable .....          $ 451,294           $  17,406(a)              $      --              $468,700
Accrued taxes payable ................             13,045              (8,307)(b)                    --                 4,738
Term loans ...........................             75,000             (75,000)(c)                    --                    --
Repurchase agreement .................             75,000             (75,000)(c)                    --                    --
Receivable financing .................             50,000                  --                        --                50,000
Other ................................             19,226               2,815(a)(b)                 318(k)             22,359
                                                ---------           ---------                 ---------              --------
     Total current liabilities .......            683,565            (138,086)                      318               545,797
                                                ---------           ---------                 ---------              --------
Long-Term Liabilities

9% Senior Notes ......................                 --              98,800(d)                     --                98,800
Term loans ...........................                 --              75,000(c)                     --                75,000
Repurchase agreement .................                 --              75,000(c)                     --                75,000
Ad valorem tax liability .............                 --               6,992(b)                     --                 6,992
Other ................................             17,781                  --                       400(k)             18,181
                                                ---------           ---------                 ---------              --------
     Total long-term liabilities .....             17,781             255,792                       400               273,973
                                                ---------           ---------                 ---------              --------
Liabilities Subject to Compromise ....            284,843            (284,843)(a)                    --                    --
Additional Partnership Interests .....              9,318              (9,318)(e)                    --                    --
Members'/Partners' Capital (Deficit) .            (82,997)            176,455(f)                (56,771)               36,687
                                                ---------           ---------                 ---------              --------
    Total Liabilities and

    Members'/Partners' Capital .......          $ 912,510           $      --                 $ (56,053)             $856,457
                                                =========           =========                 =========              ========

Notes:

      (a) Liabilities subject to compromise have been adjusted to reflect the settlement of the claims and discharge of the 11% senior notes and related accrued interest in connection with the Restructuring Plan. See further discussion in Note 2.

      (b) To reclassify current and long - term amounts due to taxing authorities for accrued but unpaid ad valorem taxes in connection with the Restructuring Plan.

      (c) To reflect the refinancing on a long-term basis of amounts outstanding under the Debtor-in-Possession Financing Facilities.

      (d) To reflect the issuance of 9% senior unsecured notes (face amount of $104 million) to all former senior note holders and general unsecured creditors with allowed claims in connection with the Restructuring Plan, recorded at fair value.

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.    PROPERTY, PLANT AND EQUIPMENT

      As discussed in Note 3, property, plant and equipment was adjusted to fair value due to the adoption of fresh start reporting as required by SOP 90-7. The components of gross property, plant and equipment and accumulated depreciation at September 30, 2003 and December 31, 2002 are as follows (in thousands):

                                                                  SUCCESSOR COMPANY    |   PREDECESSOR COMPANY
                                                                  -----------------    |   -------------------
                                                                  SEPTEMBER 30, 2003   |    DECEMBER 31, 2002
                                                                  ------------------   |    -----------------
                                                                                       |
Operating PP&E, including pipelines, storage tanks, etc               $ 277,636        |        $ 477,834
Liquids hydrocarbon processing & storage facilities ...                  29,691        |           28,689
Office PP&E, buildings and leasehold improvements .....                   2,709        |           54,405
Tractors, trailers and other vehicles .................                   1,201        |           10,739
Land ..................................................                  11,427        |            9,216
                                                                      ---------        |        ---------
                                                                        322,664        |          580,883
    Less:  Accumulated Depreciation ...................                 (13,511)       |         (210,351)
                                                                      ---------        |        ---------
                                                                      $ 309,153        |        $ 370,532
                                                                      =========        |        =========

6.    ASSET DISPOSITIONS/REORGANIZATION

Sale of West Coast Assets - Discontinued Operations

      Effective June 25, 2003, we signed a definitive agreement to sell all of the assets comprising our natural gas gathering, processing, natural gas liquids fractionation, storage and related trucking and distribution facilities located on the West Coast. A sale of these assets to a third party had been one of the options considered by us since we emerged from bankruptcy. The sales price for the assets exclusive of inventory was $9.9 million. The proceeds from the sale of the West Coast natural gas liquids assets could be increased by up to $1.4 million depending on the operating results of the West Coast natural gas liquids assets during the twelve month period following closing. The closing occurred on October 1, 2003, and $9.0 million of the net proceeds from the sale were used to pay down amounts outstanding under the Commodity Repurchase Agreement.

      Revenues and results of operations for the West Coast natural gas liquids assets for the three and seven months ended September 30, 2003, the two months ended February 28, 2003, and the three months and nine months ended September 30, 2002 are shown below (in thousands). We did not allocate any interest expense to the discontinued operations for any of the periods presented below.

                                       SUCCESSOR COMPANY              |                     PREDECESSOR COMPANY
                            ----------------------------------------  |  -----------------------------------------------------------
                              THREE MONTHS           SEVEN MONTHS     |     TWO MONTHS         THREE MONTHS         NINE MONTHS
                                  ENDED                  ENDED        |        ENDED               ENDED               ENDED
                            SEPTEMBER 30, 2003    SEPTEMBER 30, 2003  |  FEBRUARY 28, 2003   SEPTEMBER 30, 2002   SEPTEMBER 30, 2002
                            ------------------    ------------------  |  -----------------   ------------------   ------------------
                                                                      |
Revenues ................         $ 8,465              $ 20,496       |        $5,571             $ 6,671              $ 21,785
                                  =======              ========       |        ======             =======              ========
Income (loss) from                                                    |
discontinued operations .         $(1,320)             $   (543)      |        $  395             $(1,287)             $   (994)
                                  =======              ========       |        ======             =======              ========

         The income (loss) from discontinued operations for the three and seven months ended September 30, 2003 includes a loss on disposal of $0.6 million and $0.8 million, respectively. At December 31, 2002, we recorded an impairment charge of $22.9 million to reflect these assets at their estimated fair values at December 31, 2002. The West Coast natural gas liquids operations were historically presented in the West Coast operating segment.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Sale of Certain Marketing and Transportation Assets

      On October 1, 2003, we sold certain crude oil marketing and transportation assets in the Arkansas, Louisiana and Texas ("ArkLaTex") area to Plains Marketing L.P. and All American Pipeline, L.P., a wholly owned subsidiary of Plains Resources, Inc. The sales price for these assets, including linefill, was approximately $17 million. Subsequent to closing, $16.2 million of the net proceeds from the sale were used to pay down amounts outstanding under the Commodity Repurchase Agreement. The gain on the sale of these assets is estimated to be approximately $11 million and will be recorded in the fourth quarter of 2003. The long-lived assets to be disposed of were historically presented in the North American Crude Oil and Pipeline Operations operating segments.

Liquids Operations-Phase Out of MTBE Production

      Over the past year, we considered several alternatives due to the deteriorating business and regulatory climate for MTBE, including a sale of the Liquids Operations. Effective October 1, 2003, pursuant to a previously announced plan to reduce our Liquids Operations, we began to phase out our methyl tertiary-butyl ether ("MTBE") production at the Morgan's Point Facility. The decision to cease production of MTBE and end our financial exposure to the MTBE market was made after discussions with a third party regarding a possible sale of the Liquids Operations terminated unsuccessfully. During the seven months ended September 30, 2003, the Liquids Operations had an operating loss of $20 million. We will continue to operate certain liquids processing, storage and marketing facilities at the Morgan's Point Facility, which will be integrated with our existing natural gas liquids storage and transportation operations at Mont Belvieu. Activities associated with the phase out of MTBE production are expected to be completed by year end 2003.

      In connection with the phase out of MTBE production, the following charges were recorded in September 2003 (in thousands):

      Severance costs.............................................       $1,832
      Impairment of assets........................................       $2,751
      Material and supplies write-down............................       $2,280


      The severance costs were accrued pursuant to our pre-existing severance plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Post Employment Benefits - an Amendment of FASB Statements No. 5 and 43" and are recorded in operating expenses in the Condensed Consolidated Statement of Operations.

      The impairment charges reflect adjustments to the carrying values of long-lived assets used in the MTBE manufacturing operations to reflect their fair values. Impairment charges are included in impairment of assets in the Condensed Consolidated Statement of Operations.

      The charge for materials and supplies represents an adjustment to the carrying values of inventory items to reflect their net realizable values. The market for surplus MTBE related materials and supplies has been severely impacted by recent plant shut downs. The charge to adjust the carrying values of materials and supplies is included in operating expenses in the Condensed Consolidated Statement of Operations.


7.    CHANGE IN ESTIMATE OF CRUDE OIL LINEFILL

      Measuring the physical volumes of crude oil linefill in certain of the pipelines we operate in the West Texas and New Mexico area is inherently difficult. Because these pipelines are operated under very little pressure, unlike the vast majority of our other pipelines, we cannot use traditional engineering based methods

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


to estimate the physical volumes in the system but instead have utilized certain operational assumptions and topographical information which take into consideration the measurement limitations.

      As a part of our pipeline integrity management program, we are in the process of removing from service various pipelines we operate in this area, some of which were acquired from Texas New Mexico Pipeline Company in 1999. The actual physical volume of crude oil linefill we removed from the line we took out of service during the third quarter of 2003 was less than our estimate of linefill volume for the applicable pipeline. Following this discovery, we initiated a thorough review of our estimates for all of our pipelines which are operated under very little pressure. We also engaged the services of a third party consultant to review our methodology of estimating linefill volumes. After completing this review, we revised downward our estimates of the physical volume of crude oil linefill in certain of our pipelines by approximately 170,000 barrels. As a result, we recorded a charge of $4.6 million to reflect our change in estimate of physical linefill volumes based on September 30, 2003 market prices. The charge was recorded in cost of sales in the Condensed Consolidated Statement of Operations.

      We currently estimate that we will complete the program to remove these pipelines from service in early 2004. The amount of crude oil linefill we ultimately remove from the affected pipelines could differ materially from our current estimates. Therefore, additional charges could be required in the near term.

8.    INVENTORY AND ACCOUNTS PAYABLE RECONCILIATIONS

      We recently identified control deficiencies with inventory and accounts payable reconciliation procedures in our pipelines and liquids operations. In order to address these issues, we designed and implemented additional procedures to provide reasonable assurance that these control deficiencies did not lead to a material misstatement in our consolidated financial statements. Related to this matter, we recorded charges in the third quarter of 2003 of $1.8 million (the impact to prior period financial statements was not material). The adjustment, properly recorded in the respective periods, would have increased (decreased) income from continuing operations by $(1.6) million, none and $(0.4) million for the years ended December 31, 2002, 2001 and 2000.

9.    LINK ENERGY LLC EQUITY INCENTIVE PLAN

         In August 2003, the Board of Directors of Link Energy LLC adopted the Link Energy LLC Equity Incentive Plan ("Equity Plan"), which authorizes 1.2 million restricted units to be issued to certain key employees and directors. The Equity Plan has a ten-year term, beginning June 1, 2003. Each award of restricted units under the Equity Plan will be evidenced by an Award Agreement, which will set forth the number of restricted units granted, the vesting period and other material terms of the restricted unit award.

      On October 1, 2003, 865,000 restricted units were awarded to certain key employees. The restricted units awarded will vest 50% on June 1, 2004, 25% on June 1, 2005 and 25% on June 1, 2006. Based on the market value of the LLC units on October 1, 2003, compensation expense of $13.0 million will be recorded against earnings over the three year vesting period.

10.   CAPITAL

      As part of the Restructuring Plan, EOTT's common units, subordinated units and additional partnership interests were canceled and 14,475,321 new limited liability company units ("LLC units") were authorized. Holders of common units received 369,520 LLC units and 957,981 warrants to purchase additional LLC units. The warrants have a five-year term, a strike price of $12.50, are exercisable after June 30, 2003 and had an estimated fair value of $0.01 per warrant as of the effective date of the Restructuring Plan. Holders of EOTT's former 11% senior notes and general unsecured creditors with allowed claims will receive their pro rata allocation of 11,947,820 LLC units, which were originally issued to the Bank of New York, the depositary agent. The depositary agent distributed approximately 90% of the LLC units in August 2003 and the final allocation of units is expected to be completed by December 2003. All of the LLC units are

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


deemed to be issued and outstanding for the purposes of these financial statements. Additionally, 1.2 million LLC units have been reserved for a management incentive plan for issuance to certain key employees and directors. See further discussion in Note 9.

      The following is a rollforward of LLC units and warrants outstanding:

                                                                      Common         Subordinated          LLC
                                                                       Units             Units            Units         Warrants
                                                                       -----             -----            -----         --------
Units Outstanding at December 31, 2002 .....................        18,476,011         9,000,000                --             --

Units Cancelled in Connection with Restructuring Plan ......       (18,476,011)       (9,000,000)               --             --

Issuance of New LLC Units and Warrants .....................                --                --        12,317,340        957,981

LLC Units and Warrants Outstanding as of February 28, 2003 .                --                --        12,317,340        957,981
                                                                   -----------        ----------        ----------       --------
Exercise of Warrants .......................................                --                --            30,512        (30,512)
                                                                   -----------        ----------        ----------       --------
LLC Units and Warrants Outstanding at September 30, 2003 ...                --                --        12,347,852        927,469
                                                                   ===========        ==========        ==========       ========

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

11.   EARNINGS PER UNIT

      Basic earnings per unit include the weighted average impact of outstanding units (i.e., it excludes unit equivalents). Diluted earnings per unit consider the impact of all potentially dilutive securities.

Successor Company

      Basic and diluted net loss per unit for the Successor Company were $1.63 and $3.10 for the three and seven months ended September 30, 2003, respectively. The warrants outstanding were determined to be antidilutive during the periods. Basic and diluted net loss per unit from continuing operations were $1.52 and $3.06 for the three and seven months ended September 30, 2003, respectively. Basic and diluted net loss per unit from discontinued operations were $0.11 and $0.04 for the three and seven months ended September 30, 2003, respectively.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Predecessor Company

      Total and per unit information related to income (loss) from continuing operations, discontinued operations, the cumulative effect of an accounting change and net income (loss) for the Predecessor Company is shown in the tables below. All amounts exclude amounts allocated to the General Partner (in thousands, except per unit amounts):

                                                                      Two Months Ended February 28, 2003
                                               ---------------------------------------------------------------------------------
                                                                    Basic (1)
                                                       --------------------------------------
                                                       Common                    Subordinated                  Diluted (2)
                                              ------------------------       --------------------       ------------------------
                                               Income           Per            Income         Per        Income           Per
                                               (Loss)           Unit           (Loss)        Unit        (Loss)           Unit
                                               ------           ----           ------        ----        ------           ----
Income (Loss) from Continuing Operations      $ 2,343       $     0.13       $       --     $   --      $ 2,343       $     0.09
Income (Loss) from Discontinued
  Operations(3) ........................         (208)           (0.01)              --         --         (208)           (0.01)
Cumulative Effect of Accounting Changes            --               --               --         --           --               --
                                              -------       ----------       ----------     ------      -------       ----------
Net Income (Loss) ......................      $ 2,135       $     0.12       $       --     $   --      $ 2,135       $     0.08
                                              =======       ==========       ==========     ======      =======       ==========
Weighted Average Units Outstanding .....                        18,476                       9,000                        27,476
                                                            ==========                      ======                    ==========

                                                                   Three Months Ended September 30, 2002
                                                ------------------------------------------------------------------------------
                                                                    Basic (1)
                                                       -------------------------------------

                                                       Common                   Subordinated                  Diluted (2)
                                               ------------------------    -----------------------     ------------------------
                                                Income          Per          Income         Per          Income        Per
                                                (Loss)          Unit         (Loss)         Unit         (Loss)        Unit


Income (Loss) from Continuing Operations ..    $       --    $       --    $  (20,195)  $    (2.24)    $  (20,195)  $    (0.74)
Income (Loss) from Discontinued Operations             --            --           (80)       (0.01)           (80)          --
                                               ----------    ----------    ----------   ----------     ----------   ----------
Net Income (Loss) .........................    $       --    $       --    $  (20,275)  $    (2.25)    $  (20,275)  $    (0.74)
                                               ==========    ==========    ==========   ==========     ==========   ==========
Weighted Average Units Outstanding ........                      18,476                      9,000                      27,476
                                                             ==========                 ==========                  ==========

                                                                     Nine Months Ended September 30, 2002
                                                -----------------------------------------------------------------------------
                                                                     Basic (1)
                                                        ------------------------------------
                                                        Common                  Subordinated                Diluted (2)
                                                -----------------------    -----------------------    -----------------------
                                                 Income         Per         Income        Per          Income          Per
                                                 (Loss)        Unit         (Loss)        Unit         (Loss)         Unit
                                                 ------        ----         ------        ----         ------         ----
Income (Loss) from Continuing Operations ...    $   (409)    $    (0.02)   $  (29,155)  $    (3.24)   $  (29,564)  $    (1.08)
Income (Loss) from Discontinued Operations .         208           0.01            --           --           208         0.01
                                                --------     ----------    ----------   ----------    ----------   ----------
Net Income (Loss) ..........................    $   (201)    $    (0.01)   $  (29,155)  $    (3.24)   $  (29,356)  $    (1.07)
                                                ========     ==========    ==========   ==========    ==========   ==========
Weighted Average Units Outstanding .........                     18,476                      9,000                     27,476
                                                             ==========                 ==========                 ==========

(1) Net income (loss), excluding the approximate two percent General Partner interest, has been apportioned to each class of unitholder based on the ownership of total units outstanding in accordance with the Partnership Agreement. Net losses are not allocated to the common and subordinated unitholders to the extent that such allocations would cause a deficit capital account balance or increase any existing deficit capital account balance. Any remaining losses are allocated to the General Partner as a result of the balances in the capital accounts of the common and subordinated unitholders. Effective with the third quarter of 2002, all losses were being allocated to the General Partner. The disproportionate allocation of 2002 net losses among the unitholders and the General Partner was recouped during the two months ended February 28, 2003.

(2) The diluted earnings (loss) per unit calculation assumes the conversion of subordinated units into common units.

(3) Earnings (loss) per unit from discontinued operations has been determined based on the difference between the amount of net income (loss) allocated to each class of unitholder and the amount of income (loss) from continuing operations allocated to each class of unitholder. Earnings
      (loss) per unit for the two months ended February 28, 2003, have been impacted by the disproportionate allocation of income and loss discussed above.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


12.   DERIVATIVES AND HEDGING ACTIVITIES

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

      Effective January 1, 2001, we began reporting derivative activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value. Under SFAS No. 133, we are required to "mark-to-fair value" all of our derivative instruments at the end of each reporting period. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying criteria include, among other requirements, that we formally designate, document, and assess the effectiveness of the hedging instruments as they are established and at the end of each reporting period. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item in the income statement. Changes in the fair value of derivatives designated as cash flow hedges are deferred to Other Comprehensive Income (Loss) ("OCI"), a component of Members' Capital, and reclassified into earnings when the associated hedged transaction affects earnings. Deferral of derivative gains and losses through OCI is limited to the portion of the change in fair value of the derivative instrument which effectively hedges the associated hedged transaction; ineffective portions are recognized currently in earnings. The ineffective portions of our hedged transactions were not material to our earnings for the quarter and seven months ended September 30, 2003. Realized derivative gains and losses are included in Operating Revenue in our Statement of Operations.

      Beginning in the second quarter of 2003, we designated certain of our derivative instruments as cash flow hedges of forecasted transactions. These hedges were for a maximum of two-months and had no material effect on our OCI or earnings for the quarter and seven months ended September 30, 2003. SFAS No. 133 requires that any cash flow hedges, for which it is probable that the original forecasted transactions will not occur by the end of the originally specified time period, be discontinued and reclassified into earnings, and that such reclassifications be recorded and separately disclosed. We had no such reclassifications for the quarter and seven months ended September 30, 2003. All unrealized derivative gains and losses included in accumulated other comprehensive income (loss) at September 30, 2003 are expected to be reclassified to net income (loss) within the next twelve months.

13.   COMMITMENTS AND CONTINGENCIES

      Operating Leases. There was no significant change in our commitments related to operating leases as a result of the bankruptcy.

      Indemnities. In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued and that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation under the guarantee. We are a party to various contracts entered into in the ordinary course of business that contain indemnity provisions. Our obligations under the indemnities are contingent upon the occurrence of events or

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


circumstances specified in the contracts. No such events or circumstances have occurred to date and we do not consider our liability under the indemnities to be material to our financial position or results of operations.

      Litigation. We are, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. We believe that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on our financial position or results of operations. Generally, as a result of our bankruptcy, all pending litigation against us was stayed while we continued our business operations as debtors-in-possession. Several litigation claims were settled during the course of the bankruptcy proceedings or are still being negotiated post confirmation. Additionally, we agreed to lift the stay as to certain proceedings we permitted to continue. How each matter was or is being handled is set forth in the summary of each case. For matters where the parties negotiated a settlement during our bankruptcy proceedings, the settlement amount was recorded at December 31, 2002 as an allowed general unsecured claim in "Other Income (Expense)" in the Consolidated Statement of Operations. In connection with our Restructuring Plan, general unsecured creditors with allowed claims will receive a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 Link LLC units. See further discussion in Notes 2 and 10. Prior to and since the commencement of our bankruptcy proceedings, various legal actions arose in the ordinary course of business, of which the significant actions are discussed below.

      John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, In the District Court of Midland County, Texas, 238th Judicial District (Kniffen Estates Suit). The Kniffen Estates Suit was filed on March 2, 2001, by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). We purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent, and malicious in failing to accurately report and remediate the spill. With respect to us, the plaintiffs were seeking damages arising from any contamination of the soil or groundwater since we acquired the pipeline in question. No specific amount of money damages was claimed in the Kniffen Estate Suit, but the plaintiffs did file proofs of claim in our bankruptcy proceeding totaling $62 million. In response to the Kniffen Estates Suit, we filed a cross-claim against Tex-New Mex. In the cross-claim, we claimed that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. On April 5, 2002, we filed an amended cross-claim which alleges that Tex-New Mex defrauded us as part of Tex-New Mex's sale of the pipeline systems to us in 1999. The amended cross-claim also alleges that various practices employed by Tex-New Mex in the operation of its pipelines constitute gross negligence and willful misconduct and void our obligation to indemnify Tex-New Mex for remediation of releases that occurred prior to May 1, 1999. In the Purchase and Sale Agreement, we agreed to indemnify Tex-New Mex only for certain remediation obligations that arose before May 1, 1999, unless these obligations were the result of the gross negligence or willful misconduct of Tex-New Mex prior to May 1, 1999. EOTT Energy Pipeline Limited Partnership ("PLP") and the plaintiffs agreed to a settlement during our bankruptcy proceedings. The settlement provides for the plaintiffs' release of their claims filed against PLP in this proceeding and in the bankruptcy proceedings, in exchange for an allowed general unsecured claim in our bankruptcy of $3,252,800 (as described above, the plaintiffs filed proofs of claim in our bankruptcy proceedings totaling $62 million). The allowed general unsecured claim was accrued at December 31, 2002. On April 1, 2003, we filed a second amended cross-claim in this matter. In addition to the claims filed in the previous cross-claims, we requested (i) injunctive relief for Tex-New Mex's refusal to honor its indemnity obligations;
(ii) injunctive relief requiring Tex-New Mex to identify, investigate and remediate sites where the conduct alleged in our cross-claim occurred; and (iii) restitution damages of over $125,000,000. Tex-New Mex filed a motion to compel arbitration of these issues. The motion to compel arbitration was denied at a hearing held on April 11, 2003. At the April 11, 2003 hearing, the court also severed into a separate action EOTT's cross-claims against Tex-New Mex that extend beyond the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's Over-Arching Claim"). Prior to the trial of the plaintiff's claims against Tex-New Mex and EOTT's original

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


cross-claim against Tex-New Mex arising from the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's Kniffen Claims"), Tex-New Mex reached a settlement with the plaintiffs that provided for the release of the plaintiffs' claims. The trial of EOTT's Kniffen Claims commenced on June 16, 2003, and the jury returned its verdict on July 2, 2003. The jury found that Tex-New Mex's gross negligence and willful misconduct caused the contamination in the Kniffen Estates. The jury also found that Tex-New Mex committed fraud against us with respect to the Kniffen Estates site. The jury awarded us actual damages equal to the expenses we have incurred to date in remediating the Kniffen Estates site (approximately $6.1 million) and punitive damages in the amount of $50 million. On August 29, 2003, the court entered its final judgment based on the jury verdict. The final judgment provides for the award to us of (i) actual damages in the amount of $7,701,938, (ii) attorney's fees in the amount of $1,400,000, (iii) prejudgment interest in the amount of $953,774, and (iv) punitive damages in the amount of $20,111,424. The punitive damages were reduced from the jury's award of $50 million in accordance with Texas' statutory caps on punitive damages awards. The final judgment also contains a finding that Tex-New Mex is obligated to indemnify us for future remediation costs incurred at the Kniffen Estates site. On September 26, 2003, Tex-New Mex filed a motion for new trial and a motion seeking modification of the judgment. At a hearing held on November 10, 2003, the court denied Tex-New Mex's motion for new trial but partially granted Tex-New Mex's motion to modify the judgment. The court ruled that prejudgment interest should not be included in the calculation for determining the statutory cap on punitive damages. Accordingly, our punitive damages award will be reduced further by approximately $1.9 million. A judgment reflecting the modification ordered by the court is being prepared and will be submitted for entry by the court on November 24, 2003. We cannot predict the outcome of Tex-New Mex's appellate efforts.

      Bankruptcy Issues related to Claims Made by Texas-New Mexico Pipeline Company and its affiliates. Tex-New Mex, Shell Oil Company and Equilon filed proofs of claim in our bankruptcy, each filing similar claims in the amount of $112 million. Equilon Pipeline Company LLC guaranteed, under certain circumstances, the obligations of Tex-New Mex under the Purchase and Sale Agreement dated May 1, 1999. According to Shell Oil Company's 2002 Annual Report, in 2002, Shell became the sole owner of Equilon, which was merged into Shell Oil Products US. The three claims filed each included the same supporting information, consisting of indemnity claims under the Purchase and Sale Agreement. In essence, there is only one claim of $112 million filed by the three entities and we have objected in our bankruptcy court to having the same claim filed three times. The amount of the $112 million claim is equivalent to the sum of the total amount of the proofs of claim filed in our bankruptcy proceedings by owners of property on which the Tex-New Mex system is located and the attorneys fees incurred by Tex-New Mex in defending the Kniffen Estates Suit and other lawsuits (including our bankruptcy proceedings) with respect to the Tex-New Mex system. The majority of these owners were plaintiffs in the Kniffen Estates Suit and a group of New Mexico environmental claimants, with whom we settled during our bankruptcy proceeding and accrued the allowed general unsecured claim at December 31, 2002. In July of 2003 we entered into an agreement with Shell, Tex-New Mex and Equilon whereby all of their claims were either withdrawn, estimated or allowed, leaving the value of the claims estimated for distribution purposes at $56,924.52. We are currently working to fully resolve these claims in the bankruptcy claims resolution process.

      Jimmie B. Cooper and Shryl S. Cooper vs. Texas-New Mexico Pipeline Company, Inc., EOTT Energy Pipeline Limited Partnership and Amerada Hess Corporation, Case No. CIV 01-1321 M/JHG, In the United States District Court for the District of New Mexico. Plaintiffs in this lawsuit, filed on October 5, 2001, are surface interest owners of certain property located in Lea County, New Mexico. The plaintiffs allege that aquifers underlying their property and water wells located on their property have been contaminated as a result of spills and leaks from a pipeline running across their property that is or was owned by Tex-New Mex and us. The plaintiffs also allege that oil and gas operations conducted by Amerada Hess Corporation resulted in leaks or spills of pollutants that ultimately contaminated the plaintiffs' aquifers and water wells. Our initial investigation of this matter indicated that the alleged contamination of the aquifers underlying the plaintiffs' property was not caused by leaks from the pipeline now owned by us that traverses the plaintiffs' property. EOTT and the plaintiffs have agreed to the terms of a settlement, whereby the plaintiffs will release their claims against EOTT and receive an allowed general unsecured claim in our bankruptcy in the amount of $300,000. The allowed general unsecured claim was accrued at December 31, 2002. The settlement

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

documents have been executed and the case was dismissed with prejudice on October 16, 2003. This matter is closed and will no longer be reported.


     Jimmie T. Cooper and Betty P. Cooper vs. Texas-New Mexico Pipeline Company, Inc., EOTT Energy Pipeline Limited Partnership, and EOTT Energy Corp., Case No. D-0101-CV-2002-02122, In the 1st Judicial District Court, Santa Fe County, New Mexico. This lawsuit was filed on October 1, 2002. The plaintiffs in this lawsuit are surface interest owners of certain property located in Lea County, New Mexico. The plaintiffs are alleging that aquifers underlying their property and water wells located on their property have been contaminated as a result of spills and leaks from a pipeline running across their property that is or was owned by Tex-New Mex and us. The plaintiffs do not specify when the alleged spills and leaks occurred. The plaintiffs are seeking payment of costs that would be incurred in investigating and remediating the alleged crude oil releases and replacing water supplies from aquifers that have allegedly been contaminated. The plaintiffs are also seeking damages in an unspecified amount arising from the plaintiffs' alleged fear of exposure to carcinogens and the alleged interference with the plaintiffs' quiet enjoyment of their property. The plaintiffs are also seeking an unspecified amount of punitive damages. EOTT and the plaintiffs agreed to the terms of a settlement, whereby the plaintiffs will release their claims against us and will receive an allowed general unsecured claim in our bankruptcy in the amount of $1,027,000. The allowed general unsecured claim was accrued at December 31, 2002. The settlement documents have been finalized. When the case is dismissed against us, it will no longer be reported.

     David A. Huettner, et al v. EOTT Energy Partners, L.P., et al, Case No. 1:02 CV-917, In the United States District Court, Northern District of Ohio, Eastern Division ("Securities Suit"). This lawsuit was filed on May 15, 2002, for alleged violations of the Securities and Exchange Act of 1934 and common law fraud. The suit was brought by three of our former unitholders who claim that the General Partner, certain of the officers and directors of Enron and the General Partner and our previous independent accountants were aware of material misstatements or omissions of information within various press releases, SEC filings and other public statements, and failed to correct the alleged material misstatements or omissions. Plaintiffs maintain that they were misled by our press releases, SEC filings, and other public statements when purchasing our common units and were financially damaged thereby. On June 28, 2002, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order that provides for the transfer of this case to the Southern District of Texas for consolidated pretrial proceedings with other lawsuits asserting securities claims against Enron and Arthur Andersen. On September 20, 2002, EOTT Energy Partners, L.P. filed a motion to dismiss on the basis of the plaintiff's failure to state a claim upon which relief can be granted. EOTT Energy Corp. joined in that motion on October 11, 2002. The plaintiffs filed a motion to lift the stay, which was denied by the bankruptcy court judge. Additionally, the plaintiffs filed proofs of claim in our bankruptcy proceedings in the amount of $500,000 each. We filed objections to these proofs of claim on February 21, 2003, and pursued settlement negotiations with the plaintiffs. We reached a settlement with the plaintiffs in May, 2003 that provided the plaintiffs with one allowed unsecured claim in our bankruptcy proceeding in the amount of $550,000 in exchange for a release as to EOTT and the individually named defendants. The settlement documents have been finalized, and a final order resolving this matter has been entered by the Bankruptcy Court. The lawsuit was dismissed in the United States District Court for the Southern District of Texas, Houston Division, by order dated October 10, 2003. This matter is closed and will no longer be reported.

     In re EOTT Energy Partners, L.P., Case No. 02-21730, EOTT Energy Finance Corp., Case No. 02-21731, EOTT Energy General Partner, L.L.C., Case No. 02-21732, EOTT Energy Operating Limited Partnership, Case No. 02-21733, EOTT Energy Canada Limited Partnership, Case No. 02-21734, EOTT Energy Liquids, L.P., Case No. 02-21736, EOTT Energy Corp., Case No. 02-21788, Debtors (Jointly Administered under Case No. 02-21730), In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division. On October 8, 2002, we and all of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the "EOTT Bankruptcy Court") to facilitate reorganization of our business and financial affairs for the benefit of us, our creditors and other interested parties. Additionally, the General Partner filed its voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court. The General Partner filed in order to join in our voluntary, pre-negotiated restructuring

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


plan filed on October 8, 2002. On October 24, 2002, the EOTT Bankruptcy Court administratively consolidated, for distribution purposes, the General Partner's bankruptcy filing with our previously filed cases. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition claims from us and to interfere with our business as well as most other pending litigation against us, were stayed. In addition, as debtor-in-possession, we had the right, subject to the approval of the EOTT Bankruptcy Court, to assume or reject any pre-petition executory contracts or unexpired leases. The EOTT Bankruptcy Court approved payment of certain pre-petition liabilities, such as employee wages and benefits, trust fund taxes in the ordinary course of business and certain pre-petition claims of crude oil suppliers, critical vendors and foreign vendors. In addition, the EOTT Bankruptcy Court allowed for the payment of the certain bankruptcy professionals and retention of the professionals in the ordinary course of business. Finally, the EOTT Bankruptcy Court extended the time within which we must assume or reject any unexpired leases of nonresidential property. Our Restructuring Plan was confirmed on February 18, 2003 and became effective on March 1, 2003. The provisions of the Restructuring Plan are further described in Note 2. Shell and Tex-New Mex filed a notice of appeal to our plan confirmation on February 24, 2003. We filed a motion to dismiss the appeal as being moot in May of 2003. A hearing on the appeal was held in the District Court on August 19, 2003, where the judge ruled the appeal was moot. The ruling became final on October 24, 2003. The bankruptcy remains open while we resolve the outstanding claims. Until all of the claims are fully resolved, we cannot complete the allocation of the 11,947,820 LLC units and the $104 million senior unsecured notes to certain creditors under the Restructuring Plan. The Bank of New York, as depositary agent, allocated the majority of the LLC units and senior unsecured notes in August 2003. As of the date of the initial distribution in August 2003, we had resolved approximately $256 million of the outstanding claims and had approximately $8 million of unresolved claims. The final allocation is expected to be completed by December 2003. Until the final allocation is made, we will not know how many units each of our unitholders is entitled to vote.

      EPA Section 308 Request. In July 2001, Enron received a request for information from the Environmental Protection Agency ("EPA") under Section 308 of the Clean Water Act, requesting information regarding certain spills and releases from oil pipelines owned or operated by Enron and its affiliated companies for the time period July 1, 1998 to July 11, 2001. The only domestic crude oil pipelines owned or operated by Enron at the time of the request were our pipelines. For the time period in question, our pipelines were operated by either EOTT Energy Corp., the General Partner for EOTT Energy Partners, L.P. and a wholly owned subsidiary of Enron, or EPSC, also an Enron subsidiary. At the time the EPA issued the Section 308 request to Enron, EPSC operated our pipelines. The General Partner and EPSC retain operator liability for the time period at issue. Enron responded to the EPA's Section 308 request in its capacity as the operator of the pipelines actually owned by us. We retain all liability for the pipelines for which an owner would be responsible. In addition to the retention of ownership liability, under the terms of the Enron Settlement Agreement dated October 8, 2002, we would be required to indemnify the General Partner and its Affiliates with regard to any environmental charges, except for claims of gross negligence and willful misconduct. EOTT Energy Corp. and its affiliated company, EPSC, operated our pipelines under an Operation and Service Agreement, which was terminated on December 31, 2002 pursuant to the Enron Settlement Agreement. Additionally, under the terms of the MLP Partnership Agreement, which was in place until March 1, 2003, we were obligated to indemnify the General Partner and its affiliates (including Enron) for all losses associated with activities undertaken on our behalf. This indemnification obligation is limited to actions undertaken in good faith, may only be satisfied from our assets, and was reaffirmed in the Enron Settlement Agreement. Consequently, neither our bankruptcy nor Enron's bankruptcy affects our liability as owner of the pipelines, nor does it affect our indemnification obligations to EOTT Energy Corp. or its affiliates under the Enron Settlement Agreement. While we cannot predict the outcome of the EPA's Section 308 review, the EPA could seek to impose liability on us with respect to the matters being reviewed. The outcome of the EPA 308 request is not yet known, and we are unaware of any potential liability of us, Enron, or its affiliates. However, we assume that we are fully responsible as owner for any environmental claims or fines in relation to the pipelines (subject to insurance claims or other third party claims to which we may be entitled). Our bankruptcy proceedings did not relieve us from potential environmental liability. Consequently, we do not believe either our bankruptcy or Enron's bankruptcy has had any material impact on our environmental liability.

      Environmental. We are subject to extensive federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, and

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

      Prior to the reduction in operations at our Morgan's Point Facility, we produced MTBE at our Morgan's Point Facility. MTBE is used as an additive in gasoline. Due to health concerns around MTBE, there have been lawsuits filed against companies involved in the production of MTBE. We have not been named in any such actions, nor do we anticipate being included in any such actions. However, we can provide no assurances that we may not be included in such actions due to our past production of MTBE.

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

      In addition to costs associated with the assets acquired from Tex-New Mex, we have also incurred spill clean up and remediation costs in connection with other properties we own in various locations throughout the United States. We also have insurance coverage to cover clean up and remediation costs that may be incurred in connection with properties not acquired from Tex-New Mex. However, no assurance can be given that the insurance will be adequate to cover any such cleanup and remediation costs.

      The following are summaries of environmental remediation expense, estimated environmental liabilities, and amounts receivable under insurance policies for the indicated periods (in thousands):

                                               SUCCESSOR COMPANY          |                   PREDECESSOR COMPANY
                                       --------------------------------   |   ------------------------------------------------------
                                       THREE MONTHS       SEVEN MONTHS    |   TWO MONTHS          THREE MONTHS         NINE MONTHS
                                          ENDED              ENDED        |      ENDED               ENDED                ENDED
                                       SEPTEMBER 30,      SEPTEMBER 30,   |   FEBRUARY 28,        SEPTEMBER 30,        SEPTEMBER 30,
                                           2003               2003        |       2003                2002                 2002
                                           ----               ----        |       ----                ----                 ----
                                                                          |
Remediation expense ..........            $1,753            $ 5,731       |     $ 1,979             $ 3,762             $ 10,791
Estimated insurance recoveries                --               (425)      |         (79)               (281)              (1,764)
                                          ------            -------       |     -------             -------             --------
Net remediation expense ......            $1,753            $ 5,306       |     $ 1,900             $ 3,481             $  9,027
                                          ======            =======       |     =======             =======             ========

                                                                       SUCCESSOR COMPANY   |  PREDECESSOR COMPANY
                                                                       -----------------   |  -------------------
                                                                          SEVEN MONTHS     |       TWO MONTHS
                                                                              ENDED        |          ENDED
                                                                       SEPTEMBER 30, 2003  |    FEBRUARY 28, 2003
                                                                       ------------------  |    -----------------
                                                                                           |
Environmental Liability at Beginning of Period .................            $ 13,440       |        $ 13,440
Remediation expense ............................................               5,731       |           1,979
Cash expenditures ..............................................              (7,439)      |          (1,979)
                                                                            --------       |        --------
Environmental Liability at End of Period .......................            $ 11,732       |        $ 13,440
                                                                            ========       |        ========

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                              SUCCESSOR COMPANY   |   PREDECESSOR COMPANY
                                              -----------------   |   -------------------
                                                SEVEN MONTHS      |       TWO MONTHS
                                                    ENDED         |         ENDED
                                              SEPTEMBER 30, 2003  |   FEBRUARY 28, 2003
                                              ------------------  |   -----------------
                                                                  |
Environmental Insurance Receivable at                             |
   Beginning of Period ..............              $ 8,837        |       $ 8,803
Estimated recoveries ................                  425        |            79
Cash receipts .......................               (4,073)       |           (45)
                                                   -------        |       -------
Environmental Insurance Receivable at                             |
   End of Period ....................              $ 5,189        |      $  8,837
                                                   =======        |      ========


      The environmental liability was classified in Other Current and Other Long-Term Liabilities and the insurance receivable was classified in Trade and Other Receivables at September 30, 2003 and December 31, 2002.

      We may experience future releases of crude oil into the environment or discover releases that were previously unidentified. While an inspection program is maintained on our pipelines to prevent and detect such releases, and operational safeguards and contingency plans are in place for the operation of our processing facilities, damages and liabilities incurred due to any future environmental releases could affect our business. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations and that there are no outstanding potential liabilities or claims relating to safety and environmental matters of which we are currently aware, the resolution of which, individually or in the aggregate, would have a materially adverse effect on our financial position or results of operations. However, we could be significantly adversely impacted by additional repair or remediation costs related to the pipeline assets we acquired from Tex-New Mex if the need for any additional repairs or remediation arises and we do not obtain reimbursement for any such costs as a result of the pending litigation concerning those assets. Our environmental expenditures include amounts spent on permitting, compliance and response plans, monitoring and spill cleanup and other remediation costs. In addition, we could be required to spend substantial sums to ensure the integrity of our pipeline systems, and in some cases, we may take pipelines out of service if we believe the costs of upgrades will exceed the value of the pipelines.

      No assurance can be given as to the amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently estimated. In the event of future increases in costs, we may be unable to pass on those increases to our customers.

Tax Status

      For information regarding our continued qualification as a partnership for federal income tax purposes, please read Note 1.

14.   OPERATING REVENUES

      Revenues and cost of sales related to our crude oil and refined product marketing and trading activities have been presented on a net basis in accordance with the provisions of Emerging Issues Task Force ("EITF") Issue 02-03. Gross revenues and purchase costs that have been netted are as follows (in thousands):

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                    SUCCESSOR               |                      PREDECESSOR
                                         --------------------------------   |   ----------------------------------------------------
                                         THREE MONTHS        SEVEN MONTHS   |   TWO MONTHS         THREE MONTHS        NINE MONTHS
                                             ENDED              ENDED       |      ENDED              ENDED               ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,  |   FEBRUARY 28,       SEPTEMBER 30,       SEPTEMBER 30,
                                             2003                2003       |       2003               2002                2002
                                             ----                ----       |       ----               ----                ----
                                                                            |
Gross revenue ..................          $1,320,420          $2,993,355    |     $831,187          $1,108,713          $3,558,718
Purchase costs reclassified ....           1,279,130           2,894,806    |      803,495           1,072,366           3,431,666
                                          ----------          ----------    |     --------          ----------          ----------
Operating revenues for marketing                                            |
   and trading activities, net .              41,290              98,549    |       27,692              36,347             127,052
Gross revenue from other                                                    |
   operations ..................              58,567             123,366    |       44,624              63,418             166,294
                                          ----------          ----------    |     --------          ----------          ----------
Operating revenue ..............          $   99,857          $  221,915    |     $ 72,316          $   99,765          $  293,346
                                          ==========          ==========    |     ========          ==========          ==========

15.   NEW ACCOUNTING STANDARDS

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

      We identified asset retirement obligations that are within the scope of the new statement, including contractual obligations included in certain right-of-way agreements, easements and surface leases associated with our crude oil gathering, transportation and storage assets and obligations pertaining to closure and/or removal of facilities and other assets associated with our Morgan's Point, Mont Belvieu and West Coast facilities. We have estimated the fair value of asset retirement obligations based on contractual requirements where the settlement date is reasonably determinable. We cannot currently make reasonable estimates of the fair values of certain retirement obligations, principally those associated with certain right-of-way agreements and easements for our pipelines, our Morgan's Point, Mont Belvieu and West Coast facilities, because the settlement dates for the retirement obligations cannot be reasonably determined. We will record retirement obligations associated with these assets in the period in which sufficient information exists to reasonably estimate the settlement dates of the respective retirement obligations.

      As a result of the adoption of SFAS 143 on January 1, 2003, we recorded a liability of $1.7 million, property, plant and equipment, net of accumulated depreciation of $0.1 million and a cumulative effect of a change in accounting principle of $1.6 million. The effect of adoption of the new accounting principle was not material to the results of operations for the one month ended March 31, 2003, the two months ended February 28, 2003 nor would it have had a material impact on our net income for the three and nine months ended September 30, 2002. The asset retirement obligation as of January 1, 2002 was not material.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      In September 2003, we recorded additional asset retirement obligations resulting from the planned reduction in our operations at the Morgan's Point Facility to phase out the production of MTBE. The following is a rollforward of our asset retirement obligations for the nine months ended September 30, 2003:

                                    SUCCESSOR COMPANY    |    PREDECESSOR COMPANY
                                       SEVEN MONTHS      |        TWO MONTHS
                                          ENDED          |           ENDED
                                    SEPTEMBER 30, 2003   |     FEBRUARY 28, 2003
                                    ------------------   |     -----------------
                                                         |
Balance at beginning of period           $1,678          |         $   --
Additions to liability .......            1,525          |          1,675
Accretion expense ............                9          |              3
Liabilities settled ..........               --          |             --
Revisions to estimates .......               --          |             --
                                         ------          |         ------
Balance at end of period .....           $3,212          |         $1,678
                                         ======          |         ======

      In October 2002, the EITF reached a consensus in EITF Issue 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The EITF reached a consensus to rescind Issue 98-10, and related interpretive guidance, and preclude mark to market accounting for energy trading contracts that are not derivative instruments pursuant to SFAS 133. The consensus requires that gains and losses (realized and unrealized) on all derivative instruments held for trading purposes be shown net in the income statement, whether or not the instrument is settled physically. The consensus to rescind Issue 98-10 eliminated our basis for recognizing physical inventories at fair value. The consensus to rescind Issue 98-10 was effective for all new contracts entered into (and physical inventory purchased) after October 25, 2002. For energy trading contracts and physical inventories that existed on or before October 25, 2002, that remained at December 31, 2002, the consensus was effective January 1, 2003 and was reported as a cumulative effect of a change in accounting principle. The cumulative effect of the accounting change on January 1, 2003 was a loss of $2.4 million. With the rescission of Issue 98-10, inventories purchased after October 25, 2002 have been valued at average cost. See Note 14.

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

16.   BUSINESS SEGMENT INFORMATION

      We have three reportable segments, which management reviews in order to make decisions about resources to be allocated and assess performance: North American Crude Oil, Pipeline Operations and Liquids Operations. The North American Crude Oil segment primarily purchases, gathers, transports and markets crude oil. The Pipeline Operations segment operates approximately 7,200 miles of active common carrier pipelines in 12 states. The Liquids Operations includes the Morgan's Point Facility and the Mont Belvieu Facility. Effective June 1, 2002, we sold our West Coast refined products marketing operations. Effective June 25, 2003, we signed a definitive agreement to sell all of our natural gas liquids assets on the West Coast, which subsequently closed on October 1, 2003 and therefore the results of operations related to these assets previously included in the West Coast Operations segment have been reclassified to discontinued operations for all periods presented herein.

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

FINANCIAL INFORMATION BY BUSINESS SEGMENT
(IN THOUSANDS)

                                                   NORTH                                               CORPORATE
                                                  AMERICAN          PIPELINE                              AND
                                                  CRUDE OIL        OPERATIONS        LIQUIDS           OTHER (B)       CONSOLIDATED
                                                  ---------        ----------        -------           ---------       ------------
THREE MONTHS ENDED SEPTEMBER 30, 2003
(SUCCESSOR COMPANY)

Revenue from external customers ..........         $ 41,290          $ 4,051         $ 54,516          $     --          $ 99,857

Intersegment revenue (a) .................           (6,967)          22,849               89           (15,971)               --
                                                   --------          -------         --------          --------          --------

   Total operating revenue ...............           34,323           26,900           54,605           (15,971)           99,857
                                                   --------          -------         --------          --------          --------

Gross profit (loss) ......................            2,718            5,074           (3,531)               --             4,261
                                                   --------          -------         --------          --------          --------

Operating income (loss) ..................             (907)           2,730           (6,382)           (4,664)           (9,223)

Other expenses, net ......................               --               --               --            (9,554)           (9,554)
                                                   --------          -------         --------          --------          --------

Income (loss) from continuing operations .             (907)           2,730           (6,382)          (14,218)          (18,777)
                                                   --------          -------         --------          --------          --------

Depreciation and amortization ............              661            4,948              576                 7             6,192
                                                   --------          -------         --------          --------          --------

Impairment of assets .....................               --               --            2,751                --             2,751
                                                   --------          -------         --------          --------          --------

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                    NORTH                                           CORPORATE
                                                   AMERICAN        PIPELINE                            AND
                                                   CRUDE OIL       OPERATIONS        LIQUIDS         OTHER (B)       CONSOLIDATED
                                                   ---------       ----------        -------         ---------       ------------
THREE MONTHS ENDED SEPTEMBER 30, 2002
(PREDECESSOR COMPANY)

Revenue from external customers ..........         $ 36,347          $ 6,553         $56,951         $     --          $ 99,851

Intersegment revenue (a) .................           (2,777)          20,021              --          (17,330)              (86)
                                                   --------          -------         -------         --------          --------

   Total operating revenue ...............           33,570           26,574          56,951          (17,330)           99,765
                                                   --------          -------         -------         --------          --------

Gross profit (loss) ......................             (815)           4,394             970               --             4,549
                                                   --------          -------         -------         --------          --------

Operating income (loss) ..................           (4,523)           1,087             784           (9,633)          (12,285)

Other expenses, net ......................               --               --              --          (13,045)          (13,045)
                                                   --------          -------         -------         --------          --------

Income (loss) from continuing operations .           (4,523)           1,087             784          (22,678)          (25,330)
                                                   --------          -------         -------         --------          --------

Depreciation and amortization ............            1,381            5,171           1,370              823             8,745
                                                   --------          -------         -------         --------          --------

                                                    NORTH                                               CORPORATE
                                                   AMERICAN          PIPELINE                             AND
                                                   CRUDE OIL        OPERATIONS        LIQUIDS           OTHER (B)      CONSOLIDATED
                                                   ---------        ----------        -------          ---------       ------------

SEVEN MONTHS ENDED SEPTEMBER 30, 2003
(SUCCESSOR COMPANY)

Revenue from external customers ..........         $ 98,549          $ 8,086         $ 115,303          $     --          $ 221,938

Intersegment revenue (a) .................          (16,030)          54,012               165           (38,170)               (23)
                                                   --------          -------         ---------          --------          ---------

  Total operating revenue ................           82,519           62,098           115,468           (38,170)           221,915
                                                   --------          -------         ---------          --------          ---------

Gross profit (loss) ......................            9,847           21,754           (16,588)               --             15,013
                                                   --------          -------         ---------          --------          ---------

Operating income (loss) ..................            3,237           16,659           (19,568)          (15,508)           (15,180)

Other expenses, net ......................               --               --                --           (22,507)           (22,507)
                                                   --------          -------         ---------          --------          ---------

Income (loss) from continuing operations .            3,237           16,659           (19,568)          (38,015)           (37,687)
                                                   --------          -------         ---------          --------          ---------

Depreciation and amortization ............            1,516           10,644             1,337                15             13,512
                                                   --------          -------         ---------          --------          ---------

Impairment of assets .....................               --               --             2,751                --              2,751
                                                   --------          -------         ---------          --------          ---------

                                                    NORTH                                           CORPORATE
                                                   AMERICAN        PIPELINE                            AND
                                                   CRUDE OIL       OPERATIONS        LIQUIDS         OTHER (B)       CONSOLIDATED
                                                   ---------       ----------        -------         ---------       ------------

TWO MONTHS ENDED FEBRUARY 28, 2003
(PREDECESSOR COMPANY)

Revenue from external customers ..........         $ 27,692          $ 4,287         $ 40,337          $     --          $72,316

Intersegment revenue (a) .................           (1,768)          11,828               --           (10,060)              --
                                                   --------          -------         --------          --------          -------

  Total operating revenue ................           25,924           16,115           40,337           (10,060)          72,316
                                                   --------          -------         --------          --------          -------

Gross profit (loss) ......................            4,231            5,450             (375)               --            9,306
                                                   --------          -------         --------          --------          -------

Operating income (loss) ..................            2,844            3,492             (446)           (4,012)           1,878

Other income, net (c) ....................               --               --               --            61,970           61,970
                                                   --------          -------         --------          --------          -------

Income (loss) from continuing operations .            2,844            3,492             (446)           57,958           63,848
                                                   --------          -------         --------          --------          -------

Depreciation and amortization ............              837            3,286              693               519            5,335
                                                   --------          -------         --------          --------          -------

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                    NORTH                                           CORPORATE
                                                   AMERICAN        PIPELINE                            AND
                                                   CRUDE OIL       OPERATIONS        LIQUIDS         OTHER (B)       CONSOLIDATED
                                                   ---------       ----------        -------         ---------       ------------

NINE MONTHS ENDED SEPTEMBER 30, 2002
(PREDECESSOR COMPANY)

Revenue from external customers .........         $ 126,138          $ 19,352         $147,028         $    914          $ 293,432

Intersegment revenue (a) ................           (10,245)           62,991               --          (52,832)               (86)
                                                  ---------          --------         --------         --------          ---------

   Total revenue ........................           115,893            82,343          147,028          (51,918)           293,346
                                                  ---------          --------         --------         --------          ---------

Gross profit (loss) .....................             5,833            27,361           11,174             (443)            43,925
                                                  ---------          --------         --------         --------          ---------

Operating income (loss) .................            (8,059)           20,354           10,526          (21,649)             1,172

Other expenses, net .....................                --                --               --          (36,423)           (36,423)
                                                  ---------          --------         --------         --------          ---------

Income (loss) from continuing operations             (8,059)           20,354           10,526          (58,072)           (35,251)
                                                  ---------          --------         --------         --------          ---------

Depreciation and amortization ...........             4,299            15,548            4,092            2,583             26,522
                                                  ---------          --------         --------         --------          ---------

Impairment of assets ....................             1,168                --               --               --              1,168
                                                  ---------          --------         --------         --------          ---------

TOTAL ASSETS AT SEPTEMBER 30, 2003 (D) ..           527,057           211,429           52,383           21,175            812,044
                                                  ---------          --------         --------         --------          ---------

TOTAL ASSETS AT DECEMBER 31, 2002 (D) ...           475,889           286,769           60,666           50,110            873,434
                                                  ---------          --------         --------         --------          ---------


      (a) Intersegment revenue for North American Crude Oil and the Liquids Operations is at prices comparable to those received from external customers. Intersegment revenue for Pipeline Operations is primarily transportation costs charged to North American Crude Oil for the transport of crude oil at published pipeline tariffs.

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes contained in this report and the Consolidated Financial Statements, Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

      The statements in this Form 10-Q that are not historical information are forward-looking statements. You can identify forward-looking statements by words such as "anticipate," "believe," "estimate," "expect," "intend," "plan", "forecast", "budget", "goal" or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary materially from those in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, the risk factors described herein as well as in "-Bankruptcy Proceedings and Restructuring Plan," "Liquidity and Capital Resources," Item 5 and elsewhere in this Form 10-Q. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that these are all the factors that could cause actual results to vary materially or that our expectations regarding future developments will prove to be correct. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

OVERVIEW

      There are a number of items that have occurred, which we continue to address, that have had a significant effect on our financial condition, results of operations and cash flows in the near term.

Factors Affecting Our Liquidity

      - For the four month period ended September 30, 2003, we were in breach of the covenants in our Letter of Credit Facility and Term Loan and also breached the minimum inventory provision of the Commodity Repurchase Agreement. We have obtained a waiver of these violations from our lenders for the four month period ended September 30, 2003 and for our expected breach of these covenants for the four month period ended October 31, 2003. In addition, we have agreed to reduce the lenders' maximum commitment under the Letter of Credit Facility from $325 million to $290 million. See "Credit Resources and Liquidity".

      - We were in breach of the Minimum Consolidated EBIDA, Interest Coverage and Prohibition on Indebtedness covenants in our Letter of Credit Facility and Term Loan. In addition, we breached the minimum inventory provision of the Commodity Repurchase Agreement. We were unable to satisfy these covenants as of September 30, 2003 due to the $4.6 million charge we took as described in Note 7 to the Condensed Consolidated Financial Statements and the performance of our business being less than we expected. Because the charge we recorded in September 2003 will be included in the calculations of the covenants for the remainder of 2003 and because the covenants become increasingly stringent each month, we expect we will be in default under our exit credit facilities at the end of each month at least through December 31, 2003 unless our results of operations show an unexpected significant improvement. Approximately $98 million of our indebtedness as of September 30, 2003 matures on March 1, 2004, although we have an option to extend to August 30, 2004, and $75 million of our indebtedness matures on August 30, 2004. Any breaches of covenants, unless waived, could severely limit our access to liquidity and result in our being required to repay this debt as well as our senior notes.

      - In addition, our Trade Receivables Agreement and Commodity Repurchase Agreement mature on March 1, 2004 (although we have an option to extend the maturity to August 30, 2004) and our Term Loan and Letter of Credit Facility mature on August 30, 2004. As of September 30, 2003, we had $23 million of outstanding borrowings under our Trade Receivables Agreement, $75 million of outstanding borrowings under our Commodity Repurchase Agreement, and $75 million of borrowings under our Term Loan Agreement.

      - We emerged from bankruptcy a highly leveraged company and have not been able to significantly reduce our debt to date.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Core Business Performance

      We are experiencing weakness in our core business.

      - Even though we have the capacity to issue letters of credit to secure additional volumes, our pre-bankruptcy customers and business partners have been less willing to do business with us than we anticipated as a result of us being highly leveraged and having shown no substantive improvement in our financial performance.

      - Although we assumed that our marketing volumes would increase to approximately 350,000 barrels per day by the end of 2003, our marketing volumes were approximately 250,000 barrels per day in September 2003, and we do not anticipate an appreciable increase in volumes for the remainder of 2003. Our Restructuring Plan anticipated a quick return of volume growth in 2003, which has not occurred given the heightened sensitivity to credit risk in the energy industry and our higher credit costs.

Third Quarter Charges

      - As previously discussed in our quarterly filings in 2003, since emerging from bankruptcy, the business and regulatory climate for MTBE has continued to deteriorate dramatically and has adversely affected our business. Our Restructuring Plan contemplated earnings from our Liquids Operations in 2003; however, for the seven months ended September 30, 2003, the Liquids Operations had an operating loss of $20 million. We recently decided to phase out the production of MTBE and, as a consequence, recorded charges for severance costs of $1.8 million, impairment of long-lived assets of $2.7 million and write-down of material and supplies of $2.3 million. See Note 6 to the Condensed Consolidated Financial Statements.

      - Measuring the physical volumes of crude oil linefill in certain of the pipelines we operate in the West Texas and New Mexico area is inherently difficult. Because these pipelines are operated under very little pressure, unlike the vast majority of our other pipelines, we cannot use traditional engineering based methods to estimate the physical volumes in the system but instead have utilized certain operational assumptions and topographical information which take into consideration the measurement limitations.

            As a part of our pipeline integrity management program, we are in the process of removing from service various pipelines we operate in this area, some of which were acquired from Texas New Mexico Pipeline Company in 1999. The actual physical volume of crude oil linefill we removed from the line we have taken out of service during the third quarter of 2003 was less than our estimate of linefill volume for the applicable pipeline. Following this discovery, we initiated a thorough review of our estimates for all of our pipelines which are operated under very little pressure. We also engaged the services of a third party consultant to review our methodology of estimating linefill volumes. After completing this review, we revised downward our estimates of the physical volume of crude oil linefill in certain of our pipelines by approximately 170,000 barrels. As a result, we recorded a charge of $4.6 million to reflect our change in estimate of physical linefill volumes based on September 30, 2003 market prices. We have recorded the charge in cost of sales in the Condensed Consolidated Statement of Operations.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


      - We recently identified control deficiencies with inventory and accounts payable reconciliation procedures in our pipelines and liquids operations. In order to address these issues, we designed and implemented additional procedures to provide reasonable assurance that these control deficiencies did not lead to a material misstatement in our consolidated financial statements. Related to this matter, we recorded charges in the third quarter of 2003 of $1.8 million (the impact to prior period financial statements was not material). The adjustment, properly recorded in the respective periods, would have increased (decreased) income from continuing operations by $(1.6) million, none and $(0.4) million for the years ended December 31, 2002, 2001 and 2000.

Options for Achieving Significant Debt Reduction

      We will likely not be able to achieve volume and earnings growth without reducing our debt by at least $100 million. We are currently considering the following options to achieve our debt reduction:

      - Pursuing the sale of additional assets. During the period from March 2003 to October 2003, we sold assets for an aggregate consideration of $26.2 million. We used approximately $25 million of the net proceeds to pay down amounts outstanding under the Commodity Repurchase Agreement subsequent to September 30, 2003. We will continue to pursue asset sales and use the proceeds, if any, to reduce our debt levels.

      - Seeking additional equity. We are evaluating alternatives for raising additional equity capital, both publicly and privately. Our efforts to raise additional equity will be limited by the following factors, among others:

            - Under the terms of our LLC Agreement, we are prohibited from issuing additional equity without a vote of two-thirds of our unitholders.

            - We are unable to issue equity in a public offering or in an offering pursuant to Regulation D of the Securities Act until we have satisfied the requirement to have three years of audited financial statements by completing an audit of our financial statements for the year ending December 31, 2003.

            - We have recognized income from our settlement with Enron and discharge of indebtedness from our bankruptcy in excess of 10% of our gross income. We concluded, as disclosed in our Third Amended Disclosure Statement, that this income constituted "qualifying income" under the Internal Revenue Code, although the matter was not free from doubt. We believe that we may not be able to access the capital markets without a higher degree of certainty of whether this income is qualifying income and therefore we have decided to seek a private letter ruling from the Internal Revenue Service.

            Due to the absence of volume growth in our core business and the amount of additional equity required to achieve debt reduction of at least $100 million, if we are able to issue additional equity, we will be required to do so at prices significantly less than the current trading prices of our units and warrants.

      - Conversion of existing debt. We are currently evaluating the feasibility of our lenders converting a portion of their debt to equity.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


      - Evaluating strategic alternatives. If we are unsuccessful in achieving our debt reduction within a reasonable time period, we will consider other strategic alternatives, which could include a sale of the company.

      The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The factors discussed above raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      We face significant risks in successfully implementing our Restructuring Plan, some of which are described in Item 5 of Part II of this report.

NAME CHANGE

      On October 1, 2003, we changed our name from EOTT Energy LLC to Link Energy LLC ("Link LLC"). In connection with our name change, we have also made comparable changes to the names of several subsidiaries.

NEW NAME                                       FORMER NAME
--------                                       -----------
Link Energy Limited Partnership                EOTT Energy Operating Limited Partnership
Link Energy Pipeline Limited Partnership       EOTT Energy Pipeline Limited Partnership
Link Energy Canada Limited Partnership         EOTT Energy Canada Limited Partnership
Link Energy Finance Corp.                      EOTT Energy Finance Corp.
Link Energy General Partner LLC                EOTT Energy General Partner, L.L.C.
Link Energy Canada Ltd.                        EOTT Energy Canada Management Ltd.

Unless the context otherwise requires, the term "we", "our", "us" and "Link" refer to Link Energy LLC and its four affiliated limited partnerships, Link Energy Finance Corp. and Link Energy General Partner LLC, and for periods prior to our emergence from bankruptcy in March 2003, such terms as "EOTT" refer to EOTT Energy Partners, L.P. and its sole general partner, EOTT Energy Corp. as well as the Subsidiary Entities.

BANKRUPTCY PROCEEDINGS AND RESTRUCTURING PLAN

      On October 8, 2002, EOTT Energy Partners, L.P. (the "MLP"), our four affiliated operating limited partnerships, EOTT Energy Finance Corp. and EOTT Energy General Partner, L.L.C. (the "Subsidiary Entities") filed pre-negotiated voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "EOTT Bankruptcy"). The filing was made in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "EOTT Bankruptcy Court"). Additionally, EOTT Energy Corp. (the "General Partner") filed a voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court in order to join in the voluntary, pre-negotiated bankruptcy proceedings filed on October 8, 2002. On October 24, 2002, the EOTT Bankruptcy Court administratively consolidated for distribution purposes the General Partner's bankruptcy filing with the previously filed cases. We operated as debtors-in-possession under the Bankruptcy Code, which means we continued to remain in possession of our assets and properties and continued our day-to-day operations.

      The EOTT Bankruptcy Court confirmed our Third Amended Joint Chapter 11 Plan of Reorganization, as supplemented ("Restructuring Plan") on February 18, 2003, and it became effective on March 1, 2003. We emerged from bankruptcy as a limited liability company structure named EOTT Energy LLC ("EOTT LLC"), which became the successor registrant to the MLP. The consummation of our Restructuring Plan and the level of success of our Restructuring Plan will materially affect matters described in this report. For a discussion of the Restructuring Plan, see Note 2 to the Condensed Consolidated Financial Statements.

      As of February 28, 2003 (the date chosen for accounting purposes), we adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under fresh start reporting, we adjusted our assets and liabilities to their fair values as of February 28, 2003. Our reorganization

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


value of approximately $856 million was determined based on discounted cash flow, comparable transaction and capital market comparison analyses. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the valuations will be realized, and actual results could vary significantly. See Note 3 to our Condensed Consolidated Financial Statements.

      As a result of the application of fresh start reporting under SOP 90-7, our financial results for the quarter ended March 31, 2003 include two different bases of accounting and accordingly, the financial condition, operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained elsewhere herein, references to the "Predecessor Company" are references to us for periods through February 28, 2003 (the last day of the calendar month in which we emerged from bankruptcy) and references to the "Successor Company" are references to us for periods subsequent to February 28, 2003.

DESCRIPTION OF BUSINESS

      Through our four operating limited partnerships, Link Energy Limited Partnership, Link Energy Canada Limited Partnership, Link Energy Pipeline Limited Partnership, and EOTT Energy Liquids, L.P., we purchase, gather, transport, store, process and resell crude oil, refined petroleum products, natural gas liquids ("NGL") and other related products. Our principal business segments are our North American Crude Oil Operations, our Pipeline Operations and our Liquids Operations. Our gathering and marketing operations are characterized by large volume and narrow profit margins on purchase and sale transactions and the absolute price levels for crude oil do not necessarily bear a relationship to gross profit. See Note 15 to our Consolidated Financial Statements for certain financial information by business segment.

ASSET DISPOSITIONS/REORGANIZATION

Sale of West Coast Assets

      Effective June 25, 2003, we signed a definitive agreement to sell all of the assets comprising our natural gas gathering, processing, natural gas liquids fractionation, storage and related trucking and distribution facilities located on the West Coast. A sale of these assets to a third party had been one of the options considered by us since we emerged from bankruptcy. The sales price for the assets exclusive of inventory was $9.9 million. The closing occurred on October 1, 2003, and $9.0 million of the net proceeds from the sale were used to pay down amounts outstanding under the Commodity Repurchase Agreement.

Sale of Certain Marketing and Transportation Assets

      On October 1, 2003, we sold certain crude oil marketing and transportation assets in the Arkansas, Louisiana and Texas ("ArkLaTex") area to Plains Marketing L.P. and All American Pipeline, L.P., a wholly owned subsidiary of Plains Resources, Inc.. The sales price of these assets, including linefill, was approximately $17 million. Subsequent to closing, $16.2 million of the net proceeds from the sale were used to pay down amounts outstanding under the Commodity Repurchase Agreement. The gain on the sale of these assets is estimated to be approximately $11 million and will be recorded in the fourth quarter of 2003. The long-lived assets to be disposed of were historically presented in the North American Crude Oil and Pipeline Operations operating segment.

Liquids Operations-Phase Out of MTBE Production

      Over the past year, we considered several alternatives to the deteriorating business and regulatory climate for MTBE, including a sale of the Liquids Operations. Effective October 1, 2003, pursuant to a

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


previously announced plan to reduce our Liquids Operations, we began to phase out our methyl tertiary-butyl ether ("MTBE") production at the Morgan's Point Facility. The decision to cease production of MTBE and end our financial exposure to the MTBE market was made after discussions with a third party regarding a possible sale of the Liquids Operations terminated unsuccessfully. During the seven months ended September 30, 2003, the Liquids Operations had an operating loss of $20 million. We will continue to operate certain liquids processing, storage and marketing facilities at the Morgan's Point Facility, which will be integrated with our existing natural gas liquids storage and transportation operations at Mont Belvieu. Activities associated with the phase out of MTBE production are expected to be completed by year end 2003.

      In connection with the phase out of MTBE production, the following charges were recorded in September 2003 (in thousands):

      Severance Cost...........................................   $1,832

      Impairment of assets.....................................   $2,751

      Material and supplies write-down.........................   $2,280

      The severance costs were accrued pursuant to our pre-existing severance plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Post Employment Benefits - an Amendment of FASB Statements No. 5 and 43" and are recorded in operating expenses in the Condensed Consolidated Statement of Operations.

      The impairment charges reflect adjustments to the carrying values of long-lived assets used in the MTBE manufacturing operations to reflect their fair values. Impairment charges are included in impairment of assets in the Condensed Consolidated Statement of Operations.

      The charge for materials and supplies represents an adjustment to the carrying values of inventory items to reflect their net realizable values. The market for surplus MTBE related materials and supplies has been severely impacted by recent plant shut downs by competitors. The charge to adjust the carrying values of materials and supplies is included in operating expenses in the Condensed Consolidated Statement of Operations.

RESULTS OF OPERATIONS

      The following review of our results of operations and financial condition should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. As discussed above, we emerged from bankruptcy and adopted fresh start reporting pursuant to SOP 90-7 effective as of February 28, 2003. Accordingly, the financial statements of the Successor Company and Predecessor Company are not comparable in total; however, operating revenues, gross profit and operating income (loss) (excluding changes in depreciation and amortization where noted) and interest and financing costs (except where noted) are comparable.

      For purposes of this Management's Discussion and Analysis, we have supplementally combined actual operating results for the Successor Company for the seven months ended September 30, 2003 and for the Predecessor Company for the two months ended February 28, 2003 in order to enhance a reader's understanding of our results of operations. Ordinarily, such comparison would not be presented under SOP 90-7. However, since the reorganization and the adoption of fresh start reporting only impacted our depreciation and amortization, as a result of the change in the carrying amount of our long-lived assets, and our interest expense, primarily through the discharge of debt related to our senior notes, comparison of our results of operations pre- and post-reorganization is useful once a reader understands the impact on depreciation and amortization expense and interest and financing costs. Variations resulting from reorganization items, net gain on discharge of debt and fresh start adjustments will be discussed separately where significant.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Overview of Results of Operations

      We reported a net loss of $38.2 million for the seven months ended September 30, 2003, which was primarily related to operating losses from our Liquids Operations and high financing costs. The operating losses of $19.6 million from our Liquids Operations were primarily attributable to: (1) higher butane and methanol feedstock costs as well as lower MTBE prices; (2) operational problems at our Morgan's Point Facility, which required unanticipated downtime and additional repair expenses of approximately $1.9 million; (3) a lower of cost or market inventory adjustment of approximately $3.0 million in the first quarter due to the volatility of the commodities market and the higher than normal levels of inventory as a result of the unanticipated downtime; (4) charges associated with the phase out of MTBE production at Morgan's Point including severance ($1.8 million), impairment of long-lived assets ($2.7 million), and write-down of materials and supplies ($2.3 million); and (5) charges of $1.7 million for inventory and accounts payable reconciliation adjustments. In addition, we reported $3.2 million of operating income from our crude oil marketing activities due to more favorable market conditions and lower operating expenses, $16.7 million of operating income from our Pipeline Operations, which includes a $4.6 million charge related to a downward revision of our estimate of physical crude oil linefill in certain pipelines we operate in West Texas and New Mexico, and $22.5 million of interest and related charges.

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

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

      The following table contains selected financial data for our business for the three months ended September 30, 2003 and 2002 (in millions):

                                                      SUCCESSOR COMPANY   |   PREDECESSOR COMPANY
                                                     THREE MONTHS ENDED   |   THREE MONTHS ENDED
                                                     SEPTEMBER 30, 2003   |   SEPTEMBER 30, 2002
                                                     ------------------   |   ------------------
                                                                          |
Operating Revenues:                                                       |
                                                                          |
      N.A. CRUDE OIL...............................  $             34.3   |   $              33.6
      Pipeline Operations..........................                26.9   |                  26.6
      Liquids Operations...........................                54.6   |                  56.9
      Intersegment Eliminations/Other..............               (16.0)  |                 (17.3)
                                                     ------------------   |   -------------------
            Total..................................  $             99.8   |   $              99.8
                                                     ==================   |   ===================
                                                                          |
Gross Profit:                                                             |
                                                                          |
      N.A. Crude Oil(1)............................  $             2.7    |   $              (0.8)
      Pipeline Operations..........................                5.1    |                   4.4
      Liquids Operations...........................               (3.5)   |                   1.0
      Corporate and Other..........................                 --    |                    --
                                                     ------------------   |   -------------------
            Total..................................  $             4.3    |   $               4.6
                                                     ==================   |   ===================
                                                                          |
Operating Income (Loss):                                                  |
                                                                          |
      N.A. Crude Oil...............................  $             (0.9)  |   $              (4.5)
      Pipeline Operations..........................                 2.8   |                   1.1
      Liquids Operations...........................                (6.4)  |                   0.8
      Corporate and Other..........................                (4.7)  |                  (9.7)
                                                     ------------------   |   -------------------
            Total..................................  $             (9.2)  |   $             (12.3)
                                                     ==================   |   ===================
                                                                          |
Interest and Financing Costs.......................  $              9.7   |   $              12.9
                                                     ==================   |   ===================
Income from Discontinued Operations................  $             (1.3)  |   $              (1.3)
                                                     ==================   |   ===================

      (1) Includes intersegment transportation costs from our Pipeline Operations segment for the transport of crude oil at published pipeline tariffs and purchases of crude oil inventory from our Pipeline Operations segment. Intersegment transportation costs and net purchases of crude oil inventory from our Pipeline Operations segment were $22.8 million and $20.0 million for the three months ended September 30, 2003, and 2002, respectively.

      Operating loss was $9.2 million in the three months ended September 30, 2003 compared to an operating loss of $12.3 million for the same period in 2002. Interest and financing costs decreased $3.2 million as compared to 2002. The following details the primary factors affecting operating income, interest and financing costs and income from discontinued operations.

North American Crude Oil

      Operating loss from our North American Crude Oil business segment was $0.9 million in the third quarter of 2003 compared to an operating loss of $4.5 million for the same period in 2002. The primary factors that affected gross profit and operating income in this segment during the three months ended September 30, 2003 and 2002 were:

      - P+ averaged $4.03 per barrel in the third quarter of 2003 compared to $3.44 per barrel for the same period in 2002. P+ is the forward price spread between field postings and liquid market locations. Gross profit on approximately 20% of our purchases of lease crude oil are impacted by P+. The price difference between West Texas Intermediate and West Texas Sour

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


            crude oil ("WTI/WTS differential") was $2.44 per barrel in the third quarter of 2003 versus $1.03 per barrel in the same period in 2002. The larger the WTI/WTS differential, the higher our gross profit. Approximately 5% of our purchases of lease crude oil are impacted by the WTI/WTS differential.

      - Crude oil lease volumes averaged 248,000 barrels per day ("bpd") in the third quarter of 2003 compared to 267,000 bpd in the third quarter of 2002. Total sales volumes averaged 501,000 bpd in the third quarter of 2003 compared to 456,000 bpd in the third quarter of 2002. The reduction in marketing activities and lease volumes purchased reflects the loss of certain lease and spot barrels as a result of increased requests for letters of credit from our suppliers and other factors resulting from Enron's bankruptcy and our bankruptcy. Although crude oil lease volumes have increased since year end 2002, lease volumes have remained relatively constant since the first quarter of 2003 and have not increased each quarter as contemplated in the Restructuring Plan.

      - Gross profit per lease barrel was $0.12 per barrel in the third quarter of 2003 compared to a $0.03 per barrel loss in the third quarter of 2002 due to more favorable market conditions, the renegotiation or termination of low margin per barrel contracts during 2002 and 2003 as a part of our Restructuring Plan initiatives and lower operating expenses.

      - In the second quarter of 2003, we received contaminated crude oil from one of our suppliers. We incurred an additional $0.2 million of costs related to the contaminated crude during the third quarter of 2003. We intend to pursue all available remedies to recover our costs resulting from the contamination and have instituted legal action against the supplier.

      - In the third quarter of 2003, we reversed an accrued liability of approximately $2 million, that is no longer required, related to a pipeline imbalance obligation on a third party pipeline that originally occurred in 1999.

      - Total expenses decreased approximately $2.8 million in the third quarter of 2003 primarily due to lower employee related expenses of $0.8 million, lower safety and environmental expenses of $0.1 million, severance costs of $0.7 million recorded in the third quarter of 2002, and lower depreciation of $0.7 million. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

Pipeline Operations

      Operating income from our Pipeline Operations was $2.8 million in the third quarter of 2003 compared to $1.1 million for the same period in 2002. The primary factors that affected this business during the three months ended September 30, 2003 and 2002 were:

      - Revenues from our Pipeline Operations were relatively flat. Average volumes transported in the third quarter of 2003 were 387,000 bpd compared to 391,000 bpd in the third quarter of 2002. Although volumes transported are relatively flat in the comparable periods, our revenues have been enhanced due to our ability to effectively manage the different qualities of crude oil in our pipelines. Revenue per barrel was $0.76 per barrel in the third quarter of 2003 compared to $0.74 per barrel in the third quarter of 2002.

      - Total expenses for our Pipeline Operations decreased approximately $1.4 million. The primary factors affecting total expenses were:

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


            - Lower safety and environmental expenses of $4.0 million, lower employee related costs of $1.0 million, lower operating costs of $0.7 million, lower depreciation of $0.2 million, and severance costs of $0.3 million recorded in the third quarter of 2002. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

            - Higher cost of sales of $4.9 million due primarily to the $4.6 million charge related to the downward revision of our estimate of physical crude oil linefill volumes in certain pipelines we operate in West Texas and New Mexico.

Liquids Operations

      Operating losses from our Liquids Operations were $6.4 million in the third quarter of 2003 compared to operating income of $0.8 million in the same period in 2002. The primary factors that affected our Liquids Operations during the three months ended September 30, 2003 and 2002 were:

      - MTBE equivalent product margin per gallon was relatively unchanged at $0.21 per gallon in the third quarter of 2003 and 2002.

      - MTBE equivalent sales volume in the third quarter of 2003 was 12,200 bpd compared to the third quarter of 2002 sales of 14,900 bpd.

      - Total expenses from our Liquids Operations increased approximately $3.8 million. The primary factors affecting expenses were:

            - In connection with the phase out of MTBE production, we recorded in September 2003 severance expenses of $1.8 million, an impairment of long-lived assets used in the MTBE operations of $2.7 million and a reduction in the carrying value of materials and supplies of $2.3 million.

            - Lower depreciation and amortization costs of $0.8 million, lower employee related costs of $0.7 million and lower operating costs of $0.6 million, as compared to the third quarter of 2002. The decrease in depreciation and amortization is attributable to the fourth quarter 2002 impairment.

      - In connection with the inventory and accounts payable reconciliations completed in the third quarter of 2003, we recorded a $1.7 million charge to cost of sales.

Corporate and Other

      Corporate and other costs decreased approximately $5.0 million in the third quarter of 2003 due to lower legal and severance costs (down $1.9 million and $0.5 million respectively) as well as lower depreciation expense (down $0.8 million) and a $1.3 million gain due to a settlement with Pacific Marketing and Transportation LLC ("Pacific"). In 2001, we recorded a liability in connection with the sale of our West Coast crude oil assets to Pacific, and in August 2003, we negotiated the settlement and release of any remaining obligations related to the sale for a payment to Pacific of $0.2 million. Legal and severance costs were higher in 2002 as a result of our change in attorneys associated with the Enron bankruptcy, and costs incurred in preparation for our Chapter 11 bankruptcy filing. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Interest and Financing Costs

      The primary factors that affected interest and financing costs for the three months ended September 30, 2003 and 2002 were:

      - Facility fees on the credit facilities and term loan with Standard Chartered, SCTS and Lehman were $1.0 million lower during the third quarter of 2003 compared to the third quarter of 2002.

      - Interest on working capital loans was $0.2 million lower during the third quarter of 2003 compared to the third quarter of 2002 resulting from lower average debt outstanding. Amounts outstanding under financing facilities were $98 million and $125 million at September 30, 2003 and 2002, respectively. Borrowing rates under the SCTS financing facilities range from LIBOR plus 75 basis points to LIBOR plus 250 basis points (prior to the bankruptcy) to LIBOR plus 300 basis points (through August 29, 2003) and LIBOR plus 700 basis points (effective August 30, 2003) under the exit facilities.

      - Letter of credit costs were $2.1 million in the third quarter of 2003 under the credit facilities with Standard Chartered as compared to $2.0 million for the third quarter of 2002. Higher letter of credit usage resulted from our bankruptcy and higher crude oil prices. Letter of credit fees averaged 3.0%.

      - Interest on the Term Loan totaled $1.9 million in the third quarter of 2003. The Term Loan was entered into in connection with our DIP Facilities in October 2002 and refinanced under the exit credit facilities in February 2003.

      - Interest expense on the 9% senior notes issued March 1, 2003 totaled $2.8 million during the third quarter of 2003. Interest on the 11% senior notes was $6.5 million in the third quarter of 2002. The decrease in interest expense is a result of the discharge of debt related to our $235 million of 11% senior notes in connection with our bankruptcy.

Discontinued Operations

      We had an operating loss of $1.3 million in the third quarter of 2003 from our discontinued West Coast Operations, which is comparable to the same period in 2002.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

      The following table contains selected financial data for our business for the seven months ended September 30, 2003, two months ended February 28, 2003, supplemental information for the nine months ended September 30, 2003 and for the nine months ended September 30, 2002 (in millions):

                                           SUCCESSOR COMPANY   |  PREDECESSOR COMPANY                           PREDECESSOR COMPANY
                                           -----------------   |  -------------------       SUPPLEMENTAL        -------------------
                                           SEVEN MONTHS ENDED  |   TWO MONTHS ENDED       NINE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30, 2003  |   FEBRUARY 28, 2003    SEPTEMBER 30, 2003(1)   SEPTEMBER 30, 2002
                                           ------------------  |  -------------------   ---------------------   -------------------
                                                               |
Operating Revenues:                                            |
                                                               |
   N.A. Crude Oil........................  $             82.5  |  $              25.9   $               108.4   $             115.9
   Pipeline Operations...................                62.1  |                 16.1                    78.2                  82.4
   Liquids Operations....................               115.5  |                 40.3                   155.8                 147.0
   Intersegment Eliminations/Other.......               (38.2) |                (10.0)                  (48.2)                (51.9)
                                           ------------------  |  -------------------   ---------------------   -------------------
         Total...........................  $            221.9  |  $              72.3   $               294.2   $             293.4
                                           ==================  |  ===================   =====================   ===================
                                                               |
Gross Profits:                                                 |
                                                               |
   N.A. Crude Oil (2)....................  $              9.8  |  $               4.3   $                14.1   $               5.8
   Pipeline Operations...................                21.8  |                  5.4                    27.2                  27.3
   Liquids Operations....................               (16.6) |                 (0.4)                  (17.0)                 11.2
   Corporate and Other...................                  --  |                   --                      --                  (0.4)
                                           ------------------  |  -------------------   ---------------------   -------------------
         Total...........................  $             15.0  |  $               9.3   $                24.3   $              43.9
                                           ==================  |  ===================   =====================   ===================
                                                               |
Operating Income (Loss):                                       |
                                                               |
   N.A. Crude Oil........................  $              3.2  |  $               2.9   $                 6.1   $              (8.1)
   Pipeline Operations...................                16.7  |                  3.5                    20.2                  20.4
   Liquids Operations....................               (19.6) |                 (0.4)                  (20.0)                 10.5
   Corporate and Other...................               (15.5) |                 (4.1)                  (19.6)                (21.6)
                                           ------------------  |  -------------------   ---------------------   -------------------
         Total...........................  $            (15.2) |  $               1.9   $               (13.3)  $               1.2
                                           ==================  |  ===================   =====================   ===================
                                                               |
Interest and Finance Costs...............  $             22.5  |  $               5.6   $                28.1   $              36.5
                                           ==================  |  ===================   =====================   ===================
Reorganization Items, Net Gain on                              |
Discharge of Debt and Fresh Start                              |
Adjustments..............................  $               --  |  $              67.5   $                67.5   $                --
                                           ==================  |  ===================   =====================   ===================
                                                               |
Income from Discontinued Operations......  $             (0.5) |  $               0.4   $                (0.1)  $              (1.0)
                                           ==================  |  ===================   =====================   ===================
Cumulative Effect of Accounting Changes..  $               --  |  $              (4.0)  $                (4.0)  $                --
                                           ==================  |  ===================   =====================   ===================

(1) We have combined actual operating results for the Successor Company for the seven months ended September 30, 2003 and for the Predecessor Company for the two months ended February 28, 2003 in order to facilitate a comparative analysis to the prior fiscal period.

(2) Includes intersegment transportation costs from our Pipeline Operations segment for the transport of crude oil at published pipeline tariffs and purchases of crude oil inventory from our Pipeline Operations segment. Intersegment transportation costs and net purchases of crude oil inventory from our Pipeline Operations segment were $65.8 million and $63.0 million for the nine months ended September 30, 2003, and 2002, respectively.

      Operating loss was $13.3 million in the first nine months of 2003 compared to operating income of $1.2 million for the same period in 2002. Interest and financing costs decreased $8.4 million as compared to 2002. The following details the primary factors affecting operating income, interest and financing costs, reorganization and fresh start adjustments, the cumulative effect of accounting changes and income from discontinued operations.

North American Crude Oil

      Operating income from our North American Crude Oil business segment was $6.1 million in the nine months ended September 30, 2003 compared to an operating loss of $8.1 million for the same period in 2002.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The primary factors that affected gross profit and operating income in this segment for the nine months ended September 30, 2003 and 2002 were:

      - P+ averaged $4.26 per barrel in the first nine months of 2003 compared to $3.18 per barrel in the same period in 2002. The WTI/WTS differential was $2.66 per barrel in the first nine months of 2003, versus $1.26 per barrel in the same period in 2002.

            - Crude oil lease volumes averaged 249,000 barrels per day ("bpd") in the first nine months of 2003 compared to 288,000 bpd in the first nine months of 2002. Total sales volumes averaged 475,000 bpd in the first nine months of 2003 compared to 554,000 bpd in the first nine months of 2002. The reduction in marketing activities and lease volumes purchased reflects the loss of certain lease and spot barrels as a result of increased requests for credit from our suppliers and other factors resulting from Enron's bankruptcy and our bankruptcy as well as the overall credit environment in the energy industry.

            - Gross profit per lease barrel was $0.21 per barrel in the first nine months of 2003 compared to $0.07 per barrel in the first nine months of 2002 due to more favorable market conditions, low margin per barrel contracts renegotiated or terminated during 2002 and 2003 as a part of our Restructuring Plan initiatives and lower operating expenses.

            - In the second quarter of 2003, we received contaminated crude oil from one of our suppliers. We incurred a $1.2 million loss on the sale of the contaminated crude as well as we have incurred approximately $0.4 million of costs. We intend to pursue all available remedies to recover our costs resulting from the contamination and have pursued legal action against the supplier.

            - Total expenses decreased approximately $13.4 million due to lower employee related expenses of $6.3 million, lower operating expenses of $0.8 million (primarily due to the significant decline in lease volumes transported by our fleet operations), lower safety and environmental expenses of $0.8 million, lower depreciation of $1.9 million, severance costs of $0.7 million recorded in the third quarter of 2002 and an impairment charge of $1.2 million related to a marine facility in 2002. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

Pipeline Operations

      Operating income from our Pipeline Operations was $20.2 million in the first nine months of 2003 compared to operating income of $20.4 million for the same period in 2002. The primary factors that affected this business in the nine months ended September 30, 2003 and 2002 were:

      - Revenues from our Pipeline Operations decreased $4.0 million reflecting reduced lease volumes transported by our North American Crude Oil business segment offset by our ability to enhance revenues by effectively managing the different qualities of crude oil in our pipelines. Average volumes transported in the first nine months of 2003 were 396,000 bpd compared to 418,000 bpd in the first nine months of 2002. Revenue per barrel was $0.72 per barrel in the first nine months of 2003 and 2002.

      - Total expenses for our Pipeline Operations decreased approximately $4.0 million. The primary factors affecting total expenses are:

            - Lower employee expenses of $1.4 million, lower operating costs of $1.4 million, lower depreciation of $1.6 million, an $0.8 million reduction in our litigation accrual

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


                  due to the settlement/resolution of claims made with respect to environmental contingencies during our bankruptcy, lower safety and environmental costs of $2.2 million and severance costs of $0.3 million recorded in 2002. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

            - Higher cost of sales of $4.0 million primarily due to the $4.6 million charge related to the downward revision of our estimate of physical crude oil linefill volumes in certain pipelines we operate in West Texas and New Mexico.

Liquids Operations

      Operating losses from our Liquids Operations were $20.0 million in the first nine months of 2003 compared to operating income of $10.5 million in the same period in 2002. The primary factors that affected our Liquids Operations in the nine months ended September 30, 2003 and 2002 were:

      - MTBE equivalent product margin per gallon declined from $0.27 per gallon in the first nine months of 2002 to $0.10 per gallon in the first nine months of 2003 due to higher prices for normal butane and methanol feedstocks. Our feedstock prices increased due to upward pressure from crude oil and natural gas markets, while the price for MTBE was under pressure due to the phase out of MTBE by certain California refiners.

      - MTBE equivalent sales volume in the first nine months of 2003 was 12,100 bpd compared to sales of 13,300 bpd during the same period in 2002. Production in both years was curtailed due to facility maintenance normally conducted in the first quarter of the year. In 2003, we discovered operational problems at the Morgan's Point Facility that required additional repair expenses and unanticipated downtime.

      - During March 2003, the unexpected downtime of the Morgan's Point Facility resulted in a build of feedstock inventories beyond our operational requirements. Due to the volatility in the commodities market and the higher than normal levels of inventory, we recorded a lower of cost or market adjustment of approximately $3.0 million at the end of the first quarter of 2003.

      - In the third quarter of 2003, we recorded a $1.7 million charge in cost of sales related to the inventory and accounts payable reconciliations.

      - Total expenses from Liquids Operations increased approximately $3.3 million. The primary factors affecting expenses are:

            - In connection with the phase out of MTBE production, we recorded in September 2003 severance expenses of $1.8 million, an impairment of long-lived assets used in the MTBE operations of $2.7 million and a reduction in the carrying value of materials and supplies of $2.3 million.

            - Lower depreciation and amortization costs of $2.1 million, and lower employee costs of $1.3 million. The decrease in depreciation and amortization is attributable to the fourth quarter 2002 impairment.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Corporate and Other

      Corporate and other costs decreased approximately $2.0 million, which principally reflects lower employee costs of $1.4 million, lower severance costs of $0.7 million, lower depreciation of $1.9 million and a $1.3 million gain due to the settlement with Pacific discussed previously. These amounts were offset by higher legal costs of $0.5 million primarily related to the Kniffen Estates litigation, higher insurance costs of $0.6 million, recovery from the settlement of an insurance claim for $1.1 million and a gain on the sale of NYMEX seats for $1.3 million in 2002. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

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

Interest and Financing Costs

      The primary factors that affected interest and financing costs for the nine months ended September 30, 2003 and 2002 were:

      - Facility fees on the credit facilities and term loan with Standard Chartered, SCTS and Lehman were $2.0 million lower during the first nine months of 2003 compared to the first nine months of 2002.

      - Interest on working capital loans was $1.1 million lower in the first nine months of 2003 compared to the first nine months of 2002 as a result of lower average debt outstanding. Amounts outstanding under financing facilities were $98 million and $125 million at September 30, 2003 and 2002, respectively. Borrowing rates ranged from LIBOR plus 75 basis points to LIBOR plus 250 basis points (prior to the bankruptcy) to LIBOR plus 300 basis points (through August 29, 2003) and LIBOR plus 700 basis points (effective August 30, 2003) under the exit facilities.

      - Letter of credit costs were $6.7 million in the first nine months of 2003 under the credit facilities with Standard Chartered as compared to $4.5 million for the first nine months of 2002. Higher letter of credit usage resulted from our bankruptcy and higher crude oil prices. Letter of credit fees averaged 3.0%.

      - Interest on the Term Loan totaled $6.7 million in the first nine months of 2003. The Term Loan was entered into in connection with our DIP facilities in October 2002 and refinanced under the exit credit facilities in February 2003.

      - Interest on the 9% senior notes issued March 1, 2003 was $6.4 million for the period from March 1, 2003 to September 30, 2003 compared to interest of $19.4 million recognized on the 11% senior notes during the first nine months of 2002. The decrease in interest expense is a result of the discharge of debt related to our $235 million of 11% senior notes in connection with our bankruptcy.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Discontinued Operations

      Our discontinued West Coast Operations had an operating loss of $0.1 million in the first nine months of 2003 compared to $1.0 million loss in the first nine months of 2002. The lower operating loss in 2003 is primarily attributable to lower depreciation as a result of the fourth quarter 2002 impairment.

Cumulative Effect of Accounting Changes

      The EITF reached a consensus in EITF Issue 02-03 to rescind EITF 98-10 effective January 1, 2003. The cumulative effect of the accounting change on January 1, 2003, was a loss of $2.4 million. See further discussion in Note 11 to the Condensed Consolidated Financial Statements. In addition, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations", on January 1, 2003. In connection with the adoption of SFAS 143, we recorded a $1.6 million loss as a cumulative effect of an accounting change. See further discussion in Note 15 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      We anticipate that our future cash requirements will be funded primarily from:

      -     cash generated from operations;

      - borrowings under our exit credit facilities (including the Trade Receivables Agreement and Commodity Repurchase Agreement discussed below); and

      -     cash generated from asset dispositions, net of debt repayments.

FACTORS AFFECTING OUR LIQUIDITY

      Our ability to fund our liquidity and working capital requirements will be based on our ability to successfully implement our Restructuring Plan, which has been adversely affected by various factors, including the following:

      - COVENANT BREACHES UNDER EXIT CREDIT FACILITIES. For the four month period ended September 30, 2003, we were in breach of the covenants in our Letter of Credit Facility and Term Loan described below. We have obtained a waiver of these violations from our lenders for the four month period ended September 30, 2003 and for our expected breach of these covenants for the four month period ended October 31, 2003. In addition, we have agreed to reduce the lenders' maximum commitment under the Letter of Credit Facility from $325 million to $290 million.

            - Minimum Consolidated EBIDA. We are required to maintain a minimum, rolling cumulative four month total of consolidated Earnings Before Interest Depreciation and Amortization, subject to certain adjustments, as defined ("Minimum Consolidated EBIDA"). For the four month period ended September 30, 2003, we were required to have consolidated EBIDA of $6.6 million but achieved Minimum Consolidated EBIDA of only $2.2 million. For the four month periods ending October 31, November 30, and December 31, 2003, we will be required to maintain Minimum Consolidated EBIDA of $8.7 million, $10.4 million and $12.7 million. Thereafter, the requirement continues to increase monthly until it reaches $17.4 million for the four month period ended September 30, 2004.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


            - Interest Coverage. We are required to maintain a minimum ratio of consolidated EBIDA to cash interest expense ("Interest Coverage Ratio") over rolling consecutive four month periods. For the four month period ended September 30, 2003, the ratio must be at least .62 to 1.0, but the ratio we achieved was only .24 to 1.0. For the four months ending October 31, November 30, and December 31, 2003, we will be required to maintain an Interest Coverage Ratio of .79 to 1.0, .93 to 1.0 and 1.11 to 1.0. This ratio requirement continues to increase monthly until it reaches 1.42 to 1.0 for the four month period ended August 31, 2004.

            - Prohibition on Indebtedness. We are not permitted to owe or be liable for indebtedness except as described in the Letter of Credit Facility and the Term Loan Agreement. As a result of our change in estimates of crude oil linefill, as described in
                  Note 7 to these financial statements, we may be deemed to have incurred indebtedness to our customers in the form of make-up obligations for customer crude oil that was previously believed to have been in our pipelines prior to the change in estimate.

            We were unable to satisfy these covenants as of September 30, 2003 due to the $4.6 million charge we recorded as described in Note 7 to the Condensed Consolidated Financial Statements and the performance of our business being less than we expected. Because the charge we recorded in September 2003 will be included in the calculations of the covenants for the remainder of 2003 and because the covenants become increasingly stringent each month, we expect we will be in default under our exit credit facilities at the end of each month at least through December 31, 2003 unless our results of operations show an unexpected significant improvement. A default under one of our exit facilities, which includes the Letter of Credit Facility, the Term Loan, the Trade Receivables Agreement and the Commodity Repurchase Agreement, will cause a cross-default under all the other exit facilities. Any breaches, unless waived, could severely limit our access to liquidity and result in our being required to repay all outstanding debt under the previously mentioned debt agreements as well as the 9% senior note indenture, all of which totals approximately $277 million as of September 30, 2003. Although our lenders provided a waiver for our breach of these covenants as of September 30, 2003 and for our expected breach of these covenants as of October 31, 2003, there can be no assurance they will provide waivers for any subsequent period or that any amendment to our credit facilities required to obtain such waiver will not adversely affect our liquidity.

            - COVENANT BREACH UNDER COMMODITY REPURCHASE AGREEMENT. We have an agreement with Standard Chartered Trade Services providing for the financing of purchases of crude oil inventory utilizing a forward commodity repurchase agreement ("Commodity Repurchase Agreement"). The maximum commitment under the Commodity Repurchase Agreement was $75 million. Under the Commodity Repurchase Agreement, we are required to maintain 2.4 million barrels of crude oil linefill. During the third quarter of 2003, we revised downward our estimate of the physical volume of crude oil linefill in certain of our pipelines as described in Note 7. As a result of the downward revision of our estimates of crude oil linefill as of September 30, 2003, we breached the minimum inventory provision of the Commodity Repurchase Agreement. We have obtained a waiver of this breach, provided that we maintain a minimum of 2,150,000 barrels of crude oil inventory.

      - MATURITIES OF OUR EXIT FACILITIES. In addition, our Trade Receivables Agreement and Commodity Repurchase Agreement mature on March 1, 2004 (although we have an option to extend the maturity to August 30, 2004) and our Term Loan and Letter of Credit Facility mature on August 30, 2004. As of September 30, 2003, we had $23 million of outstanding borrowings under our Trade Receivables Agreement, $75 million of outstanding borrowings under our Commodity Repurchase Agreement, and $75 million of borrowings under our Term Loan Agreement.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


BUSINESS PERFORMANCE

      In evaluating our ability to meet our obligations under our Restructuring Plan, we relied, in part, on the financial projections and related assumptions included in Exhibit D to our Third Amended Disclosure Statement dated December 6, 2002, which was incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The following assumptions, among others, have proven to be overly optimistic:

      - Our ability to win back business lost due to financial instability and the Chapter 11 filing. Even though we have the capacity to issue letters of credit to secure additional volumes, our pre-bankruptcy customers and business partners have been less willing to do business with us than we anticipated as a result of our being highly leveraged and having shown no substantive improvement in our financial performance. Although we assumed that our marketing volumes would increase to approximately 350,000 barrels per day by the end of 2003, our marketing volumes were approximately 250,000 barrels per day in September 2003, and we do not anticipate an appreciable increase in volumes for the remainder of 2003. Our Restructuring Plan anticipated a quick return of volume growth in 2003, which has not occurred given the heightened sensitivity to credit risk in the energy industry and our high credit costs. Outstanding letters of credit at September 30, 2003 were $244.8 million, with a total commitment amount of $290 million.

      - The continued viability of our MTBE operations. The business and regulatory climate for MTBE has continued to deteriorate dramatically and has adversely affected our business. Our Restructuring Plan contemplated earnings from our Liquids Operations in 2003; however, for the nine months ended September 30, 2003, the Liquids Operations had an operating loss of $20 million. We recently decided to phase out our MTBE production after discussions with a third party regarding a possible sale of these operations terminated unsuccessfully. As a consequence of the phase out of MTBE production, we recorded charges for severance of $1.8 million, impairment of long-lived assets of $2.7 million and write down of material and supplies of $2.3 million (see Note 6).

OPTIONS FOR ACHIEVING DEBT REDUCTION

      In order to improve our liquidity, we must reduce our debt and attract new volumes. We will likely not be able to achieve volume and earnings growth without reducing our debt by at least $100 million. We are currently considering the following options to achieve our debt reduction:

      - Pursuing the sale of additional assets. During the period from March 2003 to October 2003, we sold assets for an aggregate consideration of $26.2 million. We used approximately $25 million of the net proceeds to pay down amounts outstanding under the Commodity Repurchase Agreement subsequent to September 30, 2003. We will continue to pursue asset sales and use the proceeds, if any, to reduce our debt levels.

      - Seeking additional equity. We are evaluating alternatives for raising additional equity capital, both publicly and privately. Our efforts to raise additional equity will be limited by the following factors, among others:

            - Under the terms of our LLC Agreement, we are prohibited from issuing additional equity without a vote of two-thirds of our unitholders.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


            - We are unable to issue equity in a public offering or in an offering pursuant to Regulation D of the Securities Act until we have satisfied the requirement to have three years of audited financial statements by completing an audit of our financial statements for the year ending December 31, 2003.

            - We have recognized income from our settlement with Enron and discharge of indebtedness from our bankruptcy in excess of 10% of our gross income. We concluded, as disclosed in our Third Amended Disclosure Statement, that this income constituted "qualifying income" under the Internal Revenue Code, although the matter was not free from doubt. We believe that we may not be able to access the capital markets without a higher degree of certainty of whether this income is qualifying income and, therefore, we have decided to seek a private letter ruling from the Internal Revenue Service. See Note 1.

            Due to the absence of volume growth in our core business and the amount of additional equity required to achieve debt reduction of at least $100 million, if we are able to issue additional equity, we will be required to do so at prices significantly less than the current trading prices of our units and warrants.

      - Conversion of existing debt. We are currently evaluating the feasibility of our lenders converting a portion of their debt to equity.

      - Evaluating strategic alternatives. If we are unsuccessful in achieving our debt reduction within a reasonable time period, we will consider other strategic alternatives, which could include a sale of the company.

      The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The factors discussed above raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flow from operating activities for the nine months ended September 30, 2003 was $16.4 million as compared to $61.0 million during the same period in 2002. The decrease in cash flow from operating activities during the nine months ended September 30, 2003 as compared to the same period in 2002 is due primarily to (1) a liquidation of crude oil inventories in 2002 as crude oil markets shifted out of contango into backwardation (changes in inventory during the nine months ended September 30, 2002 were $67.6 million), (2) cash operating losses in our liquids operations ($20 million net operating loss in the nine months ended September 30, 2003 as compared to $11 million in operating income in the same period in 2002) and (3) a net increase of approximately $13 million during the nine months ended September 30, 2003 as compared to the same period in 2002 attributable to buy/sell contracts with a single customer involving settlement of the buy-side (i.e., cash outflow) in December 2002 and settlement of the sell-side (i.e., cash inflow) in January 2003. It is unlikely that future operating cash flows will be materially effected by buy/sell contracts whose two components (i.e., one buy and one sale) are settled in different periods.

      Crude oil market conditions can significantly impact our cash flows from period to period. During periods when demand for crude oil is weak (i.e., a "contango" market), storing crude oil is favorable because it can be sold at higher prices for future delivery. Storing crude oil will decrease current period cash from operations. When market conditions change such that there is a higher demand than supply for crude oil (i.e., a "backwardated" market), storing crude oil is no longer advantageous because we can capture a higher price for current month deliveries. The liquidation of crude oil inventory triggered by the change in market conditions will increase current period cash from operations. This is illustrated by the previously mentioned improvement in cash from operations in the first nine months of 2002. Our ability to benefit in future periods, as we did in 2002 as discussed above from significant storage activities could be adversely affected by the amount of credit support available to us under our credit facilities and our current cost of credit.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used in investing activities totaled $5.3 million in the first nine months of 2003 as compared to $30.1 million during the same period in 2002. Cash additions to property, plant, and equipment of $5.5 million in 2003 primarily include $4.8 million for pipeline, storage tank and related facility improvements and $0.3 million related to the Morgan's Point Facility. Cash additions to property, plant, equipment and turnaround costs of $31.7 million in 2002 primarily include $15.8 million related to a pipeline expansion project in Mississippi, a new pipeline, truck and rail facility for the West Coast operations and $7.1 million related to turnaround costs for the MTBE Plant. Proceeds from asset sales were $0.2 million during the nine months ended September 30, 2003 and $1.6 million during the comparable period in 2002.

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

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used in financing activities totaled $26.6 million in the first nine months of 2003 as compared to $30.2 million in the first half of 2002. The 2003 amount primarily represents a decrease in the amount outstanding under our receivables financing. The 2002 amount represents decreases in short term debt and repurchase agreements offset in part by an increase in receivable financing. We suspended distribution payments to unitholders in April 2002 and are not permitted to make any cash distributions to unitholders pursuant to the terms of our exit credit facilities so long as we have any indebtedness or other obligations outstanding under the exit credit facilities and certain requirements are met under the indenture governing our 9% senior notes.

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

SUMMARY OF EXIT CREDIT FACILITIES, SENIOR NOTES, AND OTHER DEBT

      EOTT LLC's emergence from bankruptcy as of March 1, 2003, was financed through a combination of exit credit facilities, senior notes and other debt associated with settlement of claims during our bankruptcy proceedings. The table below provides a summary of these financing arrangements as of September 30, 2003.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


                       SUMMARY OF FINANCING ARRANGEMENTS
                                 (IN MILLIONS)

                                                     COMMITMENT/        AMOUNT
                                                     FACE AMOUNT      OUTSTANDING      MATURITY
                                                     -----------      -----------      --------
Exit Credit Facilities:
        Letter of Credit Facility.................   $  325.0(1)      $  244.8         August 30, 2004
        Trade Receivables Agreement...............      100.0(2)          23.0         March 1, 2004(4)
        Commodity Repurchase Agreement............       75.0(3)          75.0(3)      March 1, 2004(4)
        Term Loans................................       75.0             75.0         August 30, 2004

Senior Notes......................................      109.2            104.3         March 1, 2010(5)(6)

Other Debt:
        Enron Note................................        6.4              7.1         October 1, 2005(5)
        Big Warrior Note..........................        2.6              2.3         March 1, 2007(5)
        Ad Valorem Tax Liability..................        7.2              7.2          March 1, 2009

(1) Subsequent to September 30, 2003, the maximum commitment was reduced to $290 million.
(2)   $50 million of this commitment is unavailable ten days each month.
(3) On October 1, 2003, net proceeds of $25 million from the disposition of assets (see Note 6) were used to reduce the amount outstanding to $50 million and the maximum amount of the commitment under the Commodity Repurchase Agreement was reduced to $50 million.
(4) We have the option to extend these arrangements for an additional 6 months. Such an extension would be subject to the payment of extension fees of $875,000.
(5) These notes were adjusted to fair value pursuant to the adoption of fresh start reporting required by SOP 90-7.
(6) On September 1, 2003, we issued an additional senior note in the amount of $5.2 million in lieu of the first semi-annual payment of interest on our senior notes.

      The following is a summary of certain contractual obligations at September 30, 2003 (in millions):

                                                                                                      After
                                               2003        2004        2005      2006      2007        2007        Total
                                             --------    --------    --------  --------  --------    --------    --------
Operating Leases                             $    1.5    $    4.7    $    3.6  $    2.7  $    0.5    $    0.6    $   13.6
9% Senior Notes                                    --          --          --        --        --       109.2       109.2
Term Loans(2)                                      --        75.0          --        --        --          --        75.0
Commodity Repurchase Agreement (1)(2)              --        75.0          --        --        --          --        75.0
Trade Receivables Agreement(2)                     --        23.0          --        --        --          --        23.0
Enron Note                                        1.0         1.0         4.4        --        --          --         6.4
Big Warrior Note                                  0.1         0.3         0.4       0.4       1.4          --         2.6
Ad Valorem Tax Liability                          0.6         1.2         1.3       1.4       1.5         1.2         7.2
                                             --------    --------    --------  --------  --------    --------    --------
                                             $    3.2    $  180.2    $    9.7  $    4.5  $    3.4    $  111.0    $  312.0
                                             ========    ========    ========  ========  ========    ========    ========

(1) On October 1, 2003, net proceeds of $25 million from the disposition of assets (see Note 6) were used to reduce the amount outstanding to $50 million.
(2) See Previous discussion of covenant violations, cross defaults and the waivers obtained.

      We provide certain purchasers with irrevocable letters of credit to secure our obligations to purchase crude oil or feedstocks for our crude oil or liquids marketing activities. Liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil or feedstock is purchased. These letters of credit are generally issued for up to sixty-day periods and are cancelled upon the payment of the purchase obligation. At September 30, 2003, we had outstanding letters of credit of approximately $244.8 million.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


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

Letter of Credit Facility

      The Letter of Credit Facility, as amended, with Standard Chartered provides $290 million of financing until August 30, 2004 and is subject to defined borrowing base limitations. The borrowing base is (as of the date of determination) the sum of cash equivalents, specified percentages of eligible receivables, deliveries, fixed assets, inventory, margin deposits and undrawn product purchase letters of credit, minus (i) first purchase crude payables, other priority claims, aggregate net amounts payable by the borrowers under certain hedging contracts and certain eligible receivables arising from future crude oil obligations, (ii) the principal amount of loans outstanding and any accrued and unpaid fees and expenses under the Term Loans, and (iii) all outstanding amounts under the Amended and Restated Commodity Repurchase Agreement and the Amended and Restated Receivables Purchase Agreement ("SCTS Purchase Agreements"). Pursuant to a scheduled advance rate reduction, effective July 31, 2003, the specified percentages of eligible receivables and fixed assets in the borrowing base were reduced. The impact of this reduction at July 31, 2003 was to lower our borrowing base by approximately $17 million. Standard Chartered has the right to reduce these same percentages in the borrowing base at October 31, 2003.

      The Letter of Credit Facility required an upfront facility fee of $1.25 million that was paid at closing. An additional reduction fee of $2.5 million will be payable on March 29, 2004, if Standard Chartered's exposure is not reduced to $200 million or less by that date. Letter of credit fees range from 2.25% to 2.75% per annum depending on usage. The commitment fee is 0.5% per annum of the unused portion of the Letter of Credit Facility. Additionally, we agreed to a fronting fee, which is the greater of 0.25% per annum times the face amount of the letter of credit or $250. An annual arrangement fee of 1% per annum times the average daily maximum commitment amount, as defined in the Letter of Credit Facility, is payable on a monthly basis.

      The exit credit facilities include various financial covenants that we must adhere to on a monthly basis discussed above in "-Factors Affecting Liquidity" and set forth below:

      - Minimum Consolidated Tangible Net Worth. At the end of each month, from March 31, 2003 to December 31, 2003, we are required to maintain a minimum consolidated tangible net worth, subject to certain adjustments, as defined ("Minimum Consolidated Tangible Net Worth"), of $8.5 million. From January 31, 2004 to September 30, 2004, we are required to maintain a Minimum Consolidated Tangible Net Worth of $10 million.

      - Current Ratio. We must maintain a ratio of consolidated current assets, subject to certain adjustments to consolidated current liabilities less funded debt, as defined, of 0.90 to 1.00 for the term of the exit credit facilities.

At September 30, 2003, we were in compliance with the Minimum Consolidated Tangible Net Worth and Current Ratio covenants.

      For purposes of determining the financial information used in the financial covenants set forth, we are required to exclude all items directly attributable to our Liquids Assets and the West Coast natural gas liquids assets ("Designated Assets") for the first five months ended May 31, 2003 and to make "permitted adjustments" (changes due to fresh start reporting, income and expenses attributable to the Designated Assets during the first five months ended May 31, 2003, changes due to the cumulative affect of changes in GAAP, which are approved by the bank, gains or losses from the sales of assets or Designated Assets and any write-downs on Designated Assets), as defined.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


      In connection with the sale of the West Coast Assets and the ArkLaTex assets, the Letter of Credit Facility was amended to allow the net proceeds from these asset sales to be used to repay amounts outstanding under the Commodity Repurchase Agreement.

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

SCTS Purchase Agreements

      We have an agreement with SCTS similar to our pre-bankruptcy inventory repurchase agreement, which provides for the financing of purchases of crude oil inventory utilizing a forward commodity repurchase agreement ("Commodity Repurchase Agreement"). The maximum commitment under the Commodity Repurchase Agreement was $75 million. It required an upfront facility fee of approximately $378,000 and carried an interest rate of LIBOR plus 3%. On October 1, 2003, net proceeds of $25 million from the disposition of assets were used to repay amounts outstanding under the Commodity Repurchase Agreement and the maximum commitment amount was reduced to $50 million. The Commodity Repurchase Agreement had an initial term of six months to August 30, 2003, at which time we had the option to extend for an additional twelve months. In August 2003, we amended the Commodity Repurchase Agreement to provide us the option to (1) extend the maturity date to March 1, 2004 and (2) prior to March 1, 2004, extend the maturity date to August 30, 2004. The election of each option will require the payment of an extension fee of $375,000. We elected to extend the maturity date to March 1, 2004, which required the payment of an extension fee of $375,000 and the interest rate increased to LIBOR plus 7%.

      In addition, we also have an agreement with SCTS similar to our pre-bankruptcy trade receivables agreement, which provides for the financing of up to an aggregate amount of $100 million of certain trade receivables ("Trade Receivables Agreement") outstanding at any one time. The discount fee was LIBOR plus 3% and an upfront facility fee of approximately $504,000 was paid. The Trade Receivables Agreement had an initial term of six months to August 30, 2003, at which time we had the option to extend for an additional twelve months. In August 2003, we amended the Trade Receivable Agreement to provide us the option to (1) extend the maturity date to March 1, 2004 and (2) prior to March 1, 2004, extend the maturity date to August 30, 2004. The election of each option will require the payment of an extension fee of $0.5 million. We elected to extend the maturity date to March 1, 2004, which required the payment of an extension fee of $0.5 million and the interest rate increased to LIBOR plus 7%.

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

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


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

      In addition, to the extent that drawings are made on any letters of credit, Standard Chartered, as collateral agent, may distribute funds from our debt service payment account to itself (as letter of credit issuer agent on behalf of the letter of credit issuer) as needed to allow Link LLC to reimburse Standard Chartered, as letter of credit issuer, for such drawings.

Senior Notes

      On October 1, 1999, we issued to the public $235 million of 11% senior notes. The senior notes were due October 1, 2009, and interest was paid semiannually on April 1 and October 1. The senior notes were fully and unconditionally guaranteed by all of our operating limited partnerships but were otherwise unsecured. On October 1, 2002, we did not make the interest payment of $12.9 million on our $235 million 11% senior notes. These notes were cancelled effective March 1, 2003 as a result of our Restructuring Plan and the holders of these notes, along with our general unsecured creditors with allowed claims, will receive a pro rata share of $104 million of 9% senior unsecured notes, plus new Link LLC units as discussed below.

Link LLC Senior Notes 2010

      In February 2003, we issued the $104 million of 9% senior unsecured notes to the Bank of New York, as depositary agent, which will be subsequently allocated by the depositary agent to former holders of the 11% senior notes described above and our general unsecured creditors with allowed claims. However, the exact pro rata allocation of the senior notes cannot be determined until the precise amount of each allowed claim is determined. This process is underway in the EOTT Bankruptcy Court as part of our Restructuring Plan. The Bank of New York, as depositary agent, distributed approximately 90% of the senior unsecured notes in August 2003 and the final allocation of notes is expected to be completed by December 2003. The senior notes are due in March 2010, and interest will be paid semiannually on September 1 and March 1. Under the terms of the indenture governing our senior notes, we are allowed to pay interest payments in kind by issuing additional senior notes on the first two interest payment dates. If we make payments in kind, we must make the payments as if interest were being charged at 10% per annum instead of 9% per annum. On September 1, 2003, we issued an additional senior note in the amount of $5.2 million to the Bank of New York in lieu of the first interest payment. We may not optionally redeem the notes. The notes are subject to mandatory redemption or sinking fund payments if we sell assets and use the money for certain purposes or if we have a change of control. Provisions of the indenture could limit additional borrowings, sale and lease back transactions, affiliate transactions, purchases of our own equity, payments on debt subordinated to the senior notes, distributions to members, sale of assets if certain financial performance ratios are not met, or certain merger, consolidation or change in control transactions.

Enron Note and Big Warrior Note

      In connection with our settlement with Enron as part of the Restructuring Plan, we executed a $6.2 million note payable to Enron ("Enron Note") that is guaranteed by our subsidiaries. The Enron Note is

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


secured by an irrevocable letter of credit and bears interest at 10% per annum. Interest is paid semiannually on April 1 and October 1, beginning on April 1, 2003 and we are allowed to pay interest payments in kind on the first two interest payment dates. Principal payments of $1 million are payable in October 2003 and October 2004 with the remaining principal due in October 2005. On October 1, 2003, we paid our first principal payment of $1 million and elected to pay our interest payment of $0.3 million in kind, which increases the principal balance of the Enron Note.

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

Link LLC Equity Units and Warrants

      Under our Restructuring Plan, the MLP's common units were eliminated. We issued 12,317,340 new LLC units to be allocated to former equity holders, former note holders, and holders of allowed general unsecured claims. We also issued to former equity holders 957,981 warrants to purchase additional LLC units. As with the issuance of our 9% senior unsecured notes, the allocation of 11,947,820 of these new LLC units to former note holders and holders of allowed general unsecured claims cannot be determined until the precise amount of each allowed claim is determined. The Bank of New York, as depositary agent, distributed approximately 90% of the LLC units in August 2003 and the final allocation of units is expected to be completed by December 2003. Until the final allocation is made we will not know how many units each of our unitholders is entitled to vote. We do not expect to make distributions to our unit holders in the foreseeable future due to restrictions in our exit credit facilities.

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

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


      We identified asset retirement obligations that are within the scope of the new statement, including contractual obligations included in certain right-of-way agreements, easements and surface leases associated with our crude oil gathering, transportation and storage assets and obligations pertaining to closure and/or removal of facilities and other assets associated with our Morgan's Point, Mont Belvieu and West Coast facilities. We have estimated the fair value of asset retirement obligations based on contractual requirements where the settlement date is reasonably determinable. We cannot currently make reasonable estimates of the fair values of certain retirement obligations, principally those associated with certain right-of-way agreements and easements for our pipelines, our Morgan's Point, Mont Belvieu and West Coast facilities, because the settlement dates for the retirement obligations cannot be reasonably determined. We will record retirement obligations associated with these assets in the period in which sufficient information exists to reasonably estimate the settlement dates of the respective retirement obligations.

      As a result of the adoption of SFAS 143 on January 1, 2003, we recorded a liability of $1.7 million, property, plant and equipment, net of accumulated depreciation of $0.1 million and a cumulative effect of a change in accounting principle of $1.6 million. The effect of adoption of the new accounting principle was not material to the results of operations for the one month ended March 31, 2003, the two months ended February 28, 2003 nor would it have had a material impact on our net income for the three and nine months ended September 30, 2002. The asset retirement obligation as of January 1, 2002 was not material.

      In September 2003, we recorded additional asset retirement obligations resulting from the planned reduction in our operations at the Morgan's Point Facility to phase out the production of MTBE.

      The following is a rollforward of our asset retirement obligations for the nine months ended September 30, 2003:

                                                         SUCCESSOR COMPANY   |   PREDECESSOR COMPANY
                                                         -----------------   |   -------------------
                                                            SEVEN MONTHS     |       TWO MONTHS
                                                               ENDED         |         ENDED
                                                         SEPTEMBER 30, 2003  |    FEBRUARY 28, 2003
                                                         ------------------  |    -----------------
                                                                             |
Balance at beginning of period........................   $            1,678  |   $                --
Additions to liability................................                1,525  |                 1,675
Accretion expense.....................................                    9  |                     3
Liabilities settled...................................                   --  |                    --
Revisions to estimates................................                   --  |                    --
                                                         ------------------  |  --------------------
Balance at end of period..............................   $            3,212  |  $              1,678
                                                         ==================  |  ====================

      In October 2002, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The EITF reached a consensus to rescind Issue 98-10, and related interpretive guidance, and preclude mark to market accounting for energy trading contracts that are not derivative instruments pursuant to SFAS 133. The consensus requires that gains and losses (realized and unrealized) on all derivative instruments held for trading purposes be shown net in the income statement, whether or not the instrument is settled physically. The consensus to rescind Issue 98-10 eliminated our basis for recognizing physical inventories at fair value. The consensus to rescind Issue 98-10 was effective for all new contracts entered into (and physical inventory purchased) after October 25, 2002. For energy trading contracts and physical inventories that existed on or before October 25, 2002, that remained at December 31, 2002, the consensus was effective January 1, 2003 and was reported as a cumulative effect of a change in accounting principle. The cumulative effect of the accounting change on January 1, 2003 was a loss of approximately $2.4 million. With the rescission of Issue 98-10, inventories purchased after October 25, 2002, have been valued at average cost.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


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

LINK ENERGY LLC EQUITY INCENTIVE PLAN

            In August 2003, the Board of Directors of Link Energy LLC adopted the Link Energy LLC Equity Incentive Plan ("Equity Plan"), which authorizes 1.2 million restricted units to be issued to certain key employees and directors. The Equity Plan has a ten-year term, beginning June 1, 2003. Each award of restricted units under the Equity Plan will be evidenced by an Award Agreement, which will set forth the number of restricted units granted, the vesting period and other material terms of the restricted unit award.

            On October 1, 2003, 865,000 restricted units were awarded to certain key employees. The restricted units awarded will vest 50% on June 1, 2004, 25% on June 1, 2005 and 25% on June 1, 2006. Based on the market value of the LLC units on October 1, 2003, compensation expense of $13.0 million will be recorded against earnings over the three-year vesting period.

CERTAIN LITIGATION AND ENVIRONMENTAL MATTERS

            We are subject to federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. At the federal level, such laws include, among others, the Clean Air Act, the Clean Water Act, the Oil Pollution Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the National Environmental Policy Act, as each may be amended from time to time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties or the imposition of an

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly, and there can be no assurance that we will not incur such costs in material amounts. For a more thorough discussion of certain environmental matters that do or may impact us, see Note 12 to the Condensed Consolidated Financial Statements. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances.

      In connection with extensive asset purchases in 1998 and 1999, we instituted a pipeline integrity management program in 1999. This program was expanded in December of 2001 with a pipeline integrity assurance program to comply with certain regulatory and legislative changes. Under this program, the integrity of a pipeline is evaluated to avoid operating a pipeline that poses significant risk of crude oil spills. Our written Link Pipeline Integrity Program, which was intended to comply with the U.S. Department of Transportation Office of Pipeline Safety ("OPS") Integrity Management regulations issued in 2001, was formally implemented in January 2002 and further expanded in January 2003. Anticipated operating expenses and capital expenditures to comply with that program are budgeted annually; however, actual future expenditures may be different from the amounts currently anticipated.

      John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, In the District Court of Midland County, Texas, 238th Judicial District (Kniffen Estates Suit). The Kniffen Estates Suit was filed on March 2, 2001, by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). We purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent, and malicious in failing to accurately report and remediate the spill. With respect to us, the plaintiffs were seeking damages arising from any contamination of the soil or groundwater since we acquired the pipeline in question. No specific amount of money damages was claimed in the Kniffen Estate Suit, but the plaintiffs did file proofs of claim in our bankruptcy proceeding totaling $62 million. In response to the Kniffen Estates Suit, we filed a cross-claim against Tex-New Mex. In the cross-claim, we claimed that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. On April 5, 2002, we filed an amended cross-claim which alleges that Tex-New Mex defrauded us as part of Tex-New Mex's sale of the pipeline systems to us in 1999. The amended cross-claim also alleges that various practices employed by Tex-New Mex in the operation of its pipelines constitute gross negligence and willful misconduct and void our obligation to indemnify Tex-New Mex for remediation of releases that occurred prior to May 1, 1999. In the Purchase and Sale Agreement, we agreed to indemnify Tex-New Mex only for certain remediation obligations that arose before May 1, 1999, unless these obligations were the result of the gross negligence or willful misconduct of Tex-New Mex prior to May 1, 1999. EOTT Energy Pipeline Limited Partnership ("PLP") and the plaintiffs agreed to a settlement during our bankruptcy proceedings. The settlement provides for the plaintiffs' release of their claims filed against PLP in this proceeding and in the bankruptcy proceedings, in exchange for an allowed general unsecured claim in our bankruptcy of $3,252,800 (as described above, the plaintiffs filed proofs of claim in our bankruptcy proceedings totaling $62 million). The allowed general unsecured claim was accrued at December 31, 2002. On April 1, 2003, we filed a second amended cross-claim in this matter. In addition to the claims filed in the previous cross-claims, we requested (i) injunctive relief for Tex-New Mex's refusal to honor its indemnity obligations;
(ii) injunctive relief requiring Tex-New Mex to identify, investigate and remediate sites where the conduct alleged in our cross-claim occurred; and (iii) restitution damages of over $125,000,000. Tex-New Mex filed a motion to compel arbitration of these issues. The motion to compel arbitration was denied at a hearing held on April 11, 2003. At the April 11, 2003 hearing, the court also severed into a separate action EOTT's cross-claims against Tex-New Mex that extend beyond the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Over-Arching Claim"). Prior to the trial of the plaintiff's claims against Tex-New Mex and EOTT's original cross-claim against Tex-New Mex arising from the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's Kniffen Claims"), Tex-New Mex reached a settlement with the plaintiffs that provided for the release of the plaintiffs' claims. The trial of EOTT's Kniffen Claims commenced on June 16, 2003, and the jury returned its verdict on July 2, 2003. The jury found that Tex-New Mex's gross negligence and willful misconduct caused the contamination in the Kniffen Estates. The jury also found that Tex-New Mex committed fraud against us with respect to the Kniffen Estates site. The jury awarded us actual damages equal to the expenses we have incurred to date in remediating the Kniffen Estates site (approximately $6.1 million) and punitive damages in the amount of $50 million. On August 29, 2003, the court entered its final judgment based on the jury verdict. The final judgment provides for the award to us of (i) actual damages in the amount of $7,701,938, (ii) attorney's fees in the amount of $1,400,000, (iii) prejudgment interest in the amount of $953,774, and (iv) punitive damages in the amount of $20,111,424. The punitive damages were reduced from the jury's award of $50 million in accordance with Texas' statutory caps on punitive damages awards. The final judgment also contains a finding that Tex-New Mex is obligated to indemnify us for future remediation costs incurred at the Kniffen Estates site. On September 26, 2003, Tex-New Mex filed a motion for new trial and a motion seeking modification of the judgment. At a hearing held on November 10, 2003, the court denied Tex-New Mex's motion for new trial but partially granted Tex-New Mex's motion to modify the judgment. The court ruled that prejudgment interest should not be included in the calculation for determining the statutory cap on punitive damages. Accordingly, our punitive damages award will be reduced further by approximately $1.9 million. A judgment reflecting the modification ordered by the court is being prepared and will be submitted for entry by the court on November 24, 2003. We cannot predict the outcome of Tex-New Mex's appellate efforts.

      Bankruptcy Issues related to Claims Made by Texas-New Mexico Pipeline Company and its affiliates. Tex-New Mex, Shell Oil Company and Equilon filed proofs of claim in our bankruptcy, each filing the same claim in the amount of $112 million. Equilon Pipeline Company LLC guaranteed, under certain circumstances, the obligations of Tex-New Mex under the Purchase and Sale Agreement dated May 1, 1999. According to Shell Oil Company's 2002 Annual Report, in 2002, Shell became the sole owner of Equilon, which was merged into Shell Oil Products US. The three claims filed each included the same supporting information, consisting of indemnity claims under the Purchase and Sale Agreement. In essence, there is only one claim of $112 million filed by three entities and we have objected in our bankruptcy court to having the same claim filed three times. The amount of the $112 million claim is equivalent to the sum of the total amount of the proofs of claim filed in our bankruptcy proceedings by owners of property on which the Tex-New Mex system is located and the attorneys fees incurred by Tex-New Mex in defending the Kniffen Estates Suit and other lawsuits (including our bankruptcy proceedings) with respect to the Tex-New Mex system. The majority of these owners were plaintiffs in the Kniffen Estates Suit and a group of New Mexico environmental claimants, with whom we settled during our bankruptcy proceeding and accrued the allowed general unsecured claim at December 31, 2002. In July of 2003 we entered into an agreement with Shell, Tex-New Mex and Equilon whereby all of their claims were either withdrawn, estimated or allowed, leaving the value of the claims estimated for distribution purposes at $56,924.52. We are currently working to fully resolve these claims in the bankruptcy claims resolution process.

Environmental Matters

      We may experience future releases of crude oil, or other substances into the environment or discover releases that were previously unidentified. While an inspection program is maintained on our pipelines to prevent and detect such releases, and operational safeguards and contingency plans are in place for the operation of our processing facilities, damages and liabilities incurred due to any future environmental releases could affect our business. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations and that there are no outstanding potential liabilities or claims relating to safety and environmental matters that we are currently aware of, the resolution of which, individually or in the aggregate, would have a materially adverse effect on our financial position or results of

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


operations. However, we could be significantly adversely impacted by additional repair or remediation costs related to the pipeline assets we acquired from Tex-New Mex if the need for any additional repair or remediation arises and we do not obtain reimbursement for any such costs as a result of the pending litigation concerning those assets. Our environmental expenditures include amounts spent on permitting, compliance and response plans, monitoring and spill cleanup and other remediation costs. In addition, we could be required to spend substantial sums to ensure the integrity of and upgrade our pipeline systems, and in some cases, we may take pipelines out of service if we believe the cost of upgrades will exceed the value of the pipelines. See Note 12 to the Condensed Consolidated Financial Statements for further discussion of environmental matters affecting us.

      No assurance can be given as to the ultimate amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently estimated. In the event of future increases in costs, we may be unable to pass on those increases to our customers.

Tax Status

      In order for us to be classified as a partnership for federal income tax purposes, at least 90% of our gross income for every taxable year must consist of "qualifying income" within the meaning of the Internal Revenue Code. In 2002 and 2003, we recognized income from our settlement with Enron and discharge of indebtededness in excess of 10% of our gross income for each of those years. Based on discussions in late 2002 with our outside advisors, and as disclosed in more detail in our Third Amended Joint Chapter 11 Plan which is incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2002, we concluded that income from our settlement with Enron and our debt discharge income constituted "qualifying income", although the matter was not free from doubt.

      We believe that to access the capital markets we need a higher degree of certainty as to our classification for federal income tax purposes. We therefore have decided to seek a private letter ruling from the Internal Revenue Service either that the income from our settlement with Enron and the debt discharge income is qualifying income or that the recognition of such income should be disregarded for purposes of the qualifying income test because it was an inadvertent result of our bankruptcy.

      We are unable to predict how or when the Internal Revenue Service will rule. If the ruling is favorable, we will continue to be treated as a partnership for federal income tax purposes for so long as we satisfy the qualifying income test. If we are unable to obtain a favorable ruling and are unsuccessful in litigating the matter should we choose to do so, we will be taxable as a corporation for the year in which we failed to meet the qualifying income test and every year thereafter. Any classification of us as a corporation could result in a material reduction in the value of our units.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from those estimates. The significant accounting policies summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 were:

      -     Revenues and Expenses;
      -     Depreciation and Amortization;
      -     Impairment of Assets; and
      -     Contingencies.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


      Additional critical accounting policies or changes to existing policies that occurred since December 31, 2002 are discussed below.

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

Energy Trading and Derivative Activities

      Prior to the adoption of EITF 02-03, substantially all of our gathering, marketing and trading activities were accounted for on a fair value basis under EITF 98-10 or SFAS 133 with changes in fair value included in earnings. EITF 02-03 precludes mark to market accounting for energy trading contracts that are not derivative instruments pursuant to SFAS 133. See further discussion in Note 13 to the Condensed Consolidated Financial Statements regarding the impact of adopting EITF 02-03.

Crude Oil Linefill Estimates

      Measuring the physical volumes of crude oil linefill in certain of the pipelines we operate in the West Texas and New Mexico area is inherently difficult. Because these pipelines are operated under very little pressure, unlike the vast majority of our other pipelines, we cannot use traditional engineering based methods to estimate the physical volumes in the system but instead have utilized certain operational assumptions and topographical information which take into consideration the measurement limitations. See further discussion in Note 7 to the Condensed Consolidated Financial Statements.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information contained in Item 3 should be read in conjunction with information set forth in Part II, Item 7a in our Annual Report on Form 10-K for the year ended December 31, 2002, in addition to the interim Condensed Consolidated Financial Statements and accompanying Notes presented in Part I of this Form 10-Q.

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

      Our value at risk for commodity price risk was $0.2 million at September 30, 2003 and less than $0.1 million at December 31, 2002. The value at risk amount represents financial derivative commodity instruments, primarily commodity futures contracts, entered into to hedge future physical crude oil purchase and sale commitments. The commitments to purchase and sell physical crude oil have not been included in the value at risk computation. At September 30, 2003, we had crude oil futures contracts to purchase 1.3 million barrels of crude oil and to sell 1.1 million barrels of crude oil, with the majority of these contracts maturing in the fourth quarter of 2003. At December 31, 2002, we had crude oil future contracts to purchase 0.3 million barrels of crude oil and to sell 0.6 million barrels of crude oil, with the majority of these contracts maturing in the first quarter of 2003.

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

      The following table indicates fair values and changes in fair value of our commodity derivative transactions (in thousands):

                                                              SUCCESSOR COMPANY   |            PREDECESSOR COMPANY
                                                              -----------------   |    -----------------------------------
                                                                                  |
                                                                                  |
                                                              SEVEN MONTHS ENDED  |  TWO MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2003  |  FEBRUARY 28, 2003    SEPTEMBER 30, 2002
                                                              ------------------  |  -----------------    ------------------
                                                                                  |
Fair value of contracts at beginning of period..............    $        1,254    |    $        (844)       $       (5,597)
Cumulative effect of accounting change......................                --    |           (2,389)                   --
Change in realized and unrealized value.....................            (2,614)   |            4,114                14,563
Fair value of new contracts entered into during year........             1,304    |              373               (10,437)
                                                                --------------    |    -------------        --------------
Fair value of contracts at end of period....................    $          (56)   |    $       1,254        $       (1,471)*
                                                                ==============    |    =============        ==============

* Approximately $0.4 million of the fair value loss at September 30, 2002 related to physical sales transactions or sales transactions on the NYMEX entered into to hedge physical inventory. The fair value of inventory is not included in the table above.

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


FAIR VALUE OF COMMODITY DERIVATIVE INSTRUMENTS AT SEPTEMBER 30, 2003

                                                                        MATURITY GREATER
                                                    MATURITY OF 90    THAN 90 DAYS BUT LESS
                                                     DAYS OR LESS        THAN ONE YEAR         TOTAL FAIR VALUE
                 SOURCE OF FAIR VALUE               --------------    ---------------------    ----------------
Prices Actively Quoted...........................   $         (818)   $                 (48)   $           (866)
*Prices Provided by Other
    External Source..............................              771                       39                 810
                                                    --------------    ---------------------    ----------------
    Total........................................   $          (47)   $                  (9)   $            (56)
                                                    ==============    =====================    ================

* In determining the fair value of certain contracts, adjustments may be made to published posting data, for location differentials and quality basis adjustments.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation and except as described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING

      Except as described below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      We recently discovered that inventory reconciliations for certain of our pipelines were not being completed in a timely manner and that reconciling items were not being appropriately resolved. Upon discovery of this control deficiency, we undertook a review of our inventory reconciliation controls for all our Pipeline and Liquids operations. This expanded review identified additional control deficiencies with inventory and accounts payable reconciliation procedures in our Liquids operations.

      Management has disclosed the foregoing deficiencies in our internal control over financial reporting to the Audit Committee and to our auditors. We have implemented and continue to implement changes to our internal control over financial reporting to address these issues. We have also performed additional procedures designed to provide reasonable assurance that these control deficiencies did not lead to a material misstatement in our consolidated financial statements.

       Specifically in response to these issues, we have implemented or plan to implement the following corrective actions:

      - establishing monitoring controls over inventory and accounts payable reconciliations requiring quarterly supervisory review and approval of all reconciliations and the disposition of reconciling items;

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      - evaluating skills of accounting personnel, which could result in realignment or changes in personnel or supplementing our accounting and financial reporting resources;

      - initiating an internal peer-auditing process of our inventory reconciliations in our pipeline and liquids accounting group; and

      - retaining a major independent accounting firm to assist with the design and implementation of an internal audit function.

      We continue to evaluate methods to improve our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                                LINK ENERGY LLC
                         (A LIMITED LIABILITY COMPANY)

ITEM 1. LEGAL PROCEEDINGS

      See Part I. Item 1, Note 13 to the Condensed Consolidated Financial Statements entitled "Commitments and Contingencies," which is incorporated herein by reference.

      In addition to other matters discussed elsewhere in this report, you should consider the following risk factors, which could cause actual results or outcomes to differ materially from what is expected:

ITEM 5. OTHER MATTERS

RISK FACTORS RELATING TO OUR BUSINESS

OUR ABILITY TO CONTINUE AS A GOING CONCERN.

      We are highly leveraged and have shown no substantive improvement in our financial performance since emerging from bankruptcy in March 2003. Our pre-bankruptcy customers and business partners have been less willing to do business with us than we anticipated and our marketing volumes have not improved as originally assumed in our Restructuring Plan. Due to these and other factors, we recently breached various covenants under our credit facilities with respect to period ended September 30, 2003. Although these breaches have been waived, we expect to be in default under our credit facilities at November 30, 2003, December 31, 2003 and perhaps beyond those dates unless our results of operations show an unexpected significant improvement. There can be no assurance that our lenders will waive any future breaches under our credit facilities. For more information, please read Note 2 to our Condensed Consolidated Financial Statements included elsewhere herein.

      The Condensed Consolidated Financial Statements included in this report have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The factors discussed above raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE RECENTLY EMERGED FROM BANKRUPTCY AND MAY NOT BE ABLE TO RE-ESTABLISH MARKET CREDIBILITY OR EXECUTE OUR RESTRUCTURING PLAN. CONTINUING LIMITATIONS ON OUR ABILITY TO OBTAIN CREDIT SUPPORT AND FINANCING FOR OUR WORKING CAPITAL NEEDS, AS WELL AS OUR HIGH COST OF CREDIT, HAVE RESTRICTED AND ARE EXPECTED TO CONTINUE TO RESTRICT OUR CRUDE OIL GATHERING AND MARKETING ACTIVITIES.

      As a former Enron affiliate, our market credibility has been adversely affected since Enron's bankruptcy filing and our bankruptcy filing. While we settled our issues with Enron in our Restructuring Plan, in the near term we expect continued pressure on our gross profits until we are able to re-establish our market credibility. Our ability to obtain letters of credit to support our purchases of crude oil is fundamental to our crude oil gathering and marketing activities. As a result of the Enron Bankruptcy and our bankruptcy, as well as the tighter overall energy industry credit environment, our trade creditors have been less willing to extend credit to us on an unsecured basis. Additionally, our high cost of credit has affected our ability to compete for additional volumes. The amount of letters of credit we are required to post has also increased as a result of the rise in crude oil prices. The amount of letters of credit is primarily based on volume and crude oil prices. If volumes remain constant and crude oil prices increase, the dollar amount of letters of credit will increase. We can give no assurance that we will not be required to further reduce or restrict our gathering and marketing activities because of continuing limitations on our ability to obtain credit support and financing for our working capital needs, as well as the high cost of such support. Any significant decrease in our financial strength, regardless of the reason for such decrease, may also increase the number of transactions requiring letters of credit or other financial support, may make it more difficult for us to obtain such letters of credit, and/or may increase the cost of obtaining them. This could in turn adversely affect our ability to maintain our level of purchasing and marketing activities or otherwise adversely affect our profitability.

WE MAY BE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, WHICH WOULD LIMIT OUR ABILITY TO REFINANCE OUR EXISTING INDEBTEDNESS, REDUCE OUR CURRENT DEBT LEVELS, AND FUND OUR FUTURE CAPITAL REQUIREMENTS.

      As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Liquidity/Capital Resources" and "- Factors Affecting our Liquidity," for the four month period ended September 30, 2003, we were in violation of two covenants in our Letter of Credit Facility and Term Loan. In addition, as of September 30, 2003, we breached the minimum inventory provision of our Commodity Repurchase Agreement. Our covenant requirements under the Letter of Credit Facility and the Term Loan Agreement become increasingly stringent each month and we expect we will be in default under our exit facilities at the end of each month at least through December 31, 2003 unless our results of operations show an unexpected significant improvement. A default under one of our exit facilities, which includes the Letter of Credit Facility, the Term Loan, the Trade Receivables Agreement and the Commodity Repurchase Agreement, will cause a cross-default under all the other exit facilities. Any breaches, unless waived, could severely limit our access to liquidity and result in our being required to repay all outstanding debt under these debt agreements as well as our 9% senior note indenture all of which totals approximately $277 million as of September 30, 2003. Although our lenders provided a waiver for our breach of the covenants as of September 30, 2003 and for our expected breach of these covenants as of October 31, 2003, there can be no assurance they will provide waivers for any subsequent period or that any amendment to our credit facilities required to obtain such waiver will not adversely affect our liquidity.

      In addition, our Trade Receivables Agreement and Commodity Repurchase Agreement mature on March 1, 2004 (although we have an option to extend the maturity to August 30, 2004) and our Term Loan and Letter of Credit Facility mature on August 30, 2004. As of September 30, 2003, we had $23 million of outstanding borrowings under our Trade Receivables Agreement, $75 million of outstanding borrowings under our Commodity Repurchase Agreement, and $75 million of borrowings under our Term Loan Agreement. We can provide no assurance that our lenders will renew these facilities at maturity or that we will be able to refinance such facilities on more favorable terms. If we are unable to obtain external financing to refinance this indebtedness on terms that are acceptable to us, our financial condition and future results of operations could be adversely affected. In addition, any future indebtedness may include terms that are more restrictive or burdensome than those of our current indebtedness. These terms may negatively impact our ability to operate our business.

      In order to improve our liquidity, we must reduce our debt and attract new volumes. We will likely not be able to achieve volume and earnings growth without reducing our debt by at least $100 million. As part of our efforts to improve our liquidity, we are evaluating alternatives for raising additional equity capital, both publicly and privately. Our efforts to raise additional equity will be limited by a number of factors, including the following:

      o Under the terms of our LLC Agreement, we are prohibited from issuing additional equity without a vote of two-thirds of our unitholders.

      o We are unable to issue equity in a public offering or in an offering pursuant to Regulation D of the Securities Act until we have satisfied the requirement to have three years of audited financial statements by completing an audit of our financial statements for the year ending December 31, 2003.

      o We have recognized income from our settlement with Enron and discharge of indebtedness from our bankruptcy in excess of 10% of our gross income. We concluded, as disclosed in our Third Amended Disclosure Statement, that this income constituted "qualifying income" under the Internal Revenue Code, although the matter was not free from doubt. We believe that we may not be able to access the capital markets without a higher degree of certainty of whether this income is qualifying income and, therefore, we have decided to seek a private letter ruling from the Internal Revenue Service.

Due to the absence of volume growth in our core business and the amount of additional equity required to achieve debt reduction of at least $100 million, if we are able to issue additional equity, we expect we will be required to do so at prices significantly less than the current trading prices of our units and warrants.

OUR MARKETING VOLUMES HAVE NOT RETURNED TO PREVIOUSLY EXPECTED LEVELS.

      Even though we have the capacity to issue letters of credit to secure additional volumes, our pre-bankruptcy customers and business partners have been less willing to do business with us than we anticipated as a result of our being highly leveraged and having shown no substantive improvement in our financial performance. Although we assumed that our marketing volumes would increase to approximately 350,000 barrels per day by the end of 2003, our marketing volumes were approximately 250,000 barrels per day in September 2003, and we do not anticipate an appreciable increase in volumes for the remainder of 2003. The anticipated quick return of volume growth in 2003 contemplated by our Restructuring Plan has not occurred given the heightened sensitivity to credit risk in the energy industry and our high credit costs. If we are unable to improve our future marketing volumes, our results of operations and financial condition could be adversely affected.

ECONOMIC AND INDUSTRY FACTORS BEYOND OUR CONTROL CAN ADVERSELY AFFECT OUR GROSS PROFITS.

      Historically, our business has been very competitive with thin and volatile profit margins. The ability to generate margins in the crude oil marketing business is not tied to the absolute price of crude oil but is generated by the difference between the price at which crude oil is sold and the price paid and other costs incurred in the purchase and transportation of the crude oil. Pipeline tariff revenues are dependent on volumes primarily from our marketing business. Additionally, gross profits could be affected by the change in fair value of positions taken, if any. Our gross profits are also affected by factors beyond our control, including, without limitation:

      -     the performance of the U.S. and world economies;

      -     volumes of crude oil produced in the areas we serve;

      -     demand for oil by refineries and other customers;

      -     prices for crude oil at various lease locations;

      - prices for crude oil futures contracts on the New York Mercantile Exchange;

      -     the competitive position of alternative energy sources; and

      - the availability of pipeline and other transportation facilities that may make crude oil production from other producing areas competitive with crude oil production that we purchase at the lease.

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

ENVIRONMENTAL AND OTHER REGULATORY COSTS AND LIABILITIES COULD AFFECT OUR CASH FLOW.

      Our business is heavily regulated by federal, state and local agencies with respect to environmental, safety and other matters. This regulation increases our cost of doing business. We may be subject to substantial penalties if we fail to comply with any regulation. We cannot assure you that changes enacted by regulatory agencies that have jurisdiction over us will not increase our cost of conducting business or otherwise negatively impact our profitability, cash flow and financial condition. If an accidental leak or spill occurs from one of our pipelines, at a storage facility or from one of our operating units, we may have to pay a significant amount to clean up the leak or spill. The resulting costs and liabilities, net of insurance recovery, if any, could negatively affect the level of cash available to pay amounts due on our debt. Although we believe we are in compliance in all material respects with all applicable environmental laws and regulations, we could be adversely affected by environmental costs and liabilities that may be incurred or increased costs resulting from failure to obtain all required regulatory consents and approvals. As to all of our properties, we cannot assure you that past operating practices, including those that were state of the art at the time employed, will not result in significant future environmental liabilities. In particular, we could be significantly adversely impacted by additional repair or remediation costs related to the pipeline assets we acquired from Tex-New

Mex if the need for any additional repairs or remediation arises and we do not obtain reimbursement for any such costs as a result of the pending litigation concerning those assets. See Item 1. "Business - Environmental Matters," "Regulation," and Item 3. "Legal Proceedings."

      The uncertainty and risk of future terrorist activity may impact our results of operations and financial condition in unpredictable ways. These developments have resulted in adverse changes in the insurance markets and insurance premiums could be increased further or coverages may be unavailable in the future.

DIFFICULTY IN ATTRACTING QUALIFIED DRIVERS COULD ADVERSELY AFFECT OUR PROFITABILITY AND OUR ABILITY TO TRANSPORT OUR PRODUCTS TO MARKET.

      We rely on qualified drivers to operate our fleet of trucks to transport our products to market. Periodically, we experience substantial difficulty in attracting and retaining qualified drivers to transport our products. If we are unable to attract qualified drivers, our ability to utilize our truck fleet to transport our products to market may be severely hindered, which could adversely affect our growth and profitability. We anticipate that the competition for qualified drivers will continue to be high and we cannot predict whether we will experience shortages of qualified drivers in the future.

RISK FACTORS RELATING TO OUR LIMITED LIABILITY COMPANY STRUCTURE

OUR UNITS MAY BE SUBJECT TO RESTRAINTS ON LIQUIDITY.

      Although we are a public company required to file public reports under the Securities Exchange Act of 1934, we are not currently listed on any stock exchange or automated quotation system. As of November 19, 2003, our LLC Units were being traded over-the-counter and are listed in the Pink Sheets. It is not our current intention to become listed on a national stock exchange or the NASDAQ quotation system in the near future, but we may elect to do so at an appropriate time, assuming we meet any applicable listing requirements. Consequently, and because of the nature of over-the-counter trading, trading in our units may be limited, the price of our units could be volatile, and as a result holders of units may not be able to sell significant quantities of units at prices posted in the Pink Sheets or in the quantities desired.

WE COULD BE TREATED AS A CORPORATION FOR UNITED STATES INCOME TAX PURPOSES.

      In order for us to be classified as a partnership for federal income tax purposes, at least 90% of our gross income for every taxable year must consist of "qualifying income" within the meaning of the Internal Revenue Code. We may not find it possible, regardless of our efforts, to meet this income requirement or may inadvertently fail to meet this income requirement. Current law may change to cause us to be treated as a corporation for United States income tax purposes without regard to our sources of income or otherwise subject us to entity-level taxation.

      In 2002 and 2003, we recognized income from our settlement with Enron and discharge of indebtededness in excess of 10% of our gross income for each of those years. Based on discussions in late 2002 with our outside advisors, and as disclosed in more detail in our Third Amended Joint Chapter 11 Plan and Disclosure Statement, which is incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2002, we concluded that income from our settlement with Enron and our debt discharge income constituted "qualifying income," although the matter was not free from doubt. We believe that we may not be able to access the capital markets without a higher degree of certainty as to our classification for federal income tax purposes. We, therefore, have decided to seek a private letter ruling from the Internal Revenue Service either that the income from our settlement with Enron and the debt discharge income is qualifying income or that the recognition of such income should be disregarded for purposes of the qualifying income test because it was an inadvertent result of our bankruptcy. We are unable to predict how or when the Internal Revenue Service will rule. If we are unable to obtain a favorable ruling and are unsuccessful in litigating the matter should we choose to do so, we will be taxable as a corporation for the year in which we failed to meet the qualifying income test and every year thereafter.

      If we were to be treated as a corporation for United States income tax purposes, we would pay United States income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would pay state income taxes at varying rates. Distributions to unitholders would generally be taxed as a corporate dividend. Because a tax would be imposed upon us as a corporation, the cash available for distribution to a unitholder would be substantially reduced. Any classification of us as a corporation could result in a material reduction in the value of our units.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Exhibit 3.1     Certificate of Formation of EOTT Energy LLC, dated as of November 13, 2002 (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of EOTT Energy LLC for the year ended December 31, 2002,
                      SEC file Number 000-50195).

      Exhibit 3.2     Amended and Restated Limited Liability Company Agreement of EOTT Energy LLC, dated as of March 1, 2003
                      (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of EOTT Energy LLC for the
                      year ended December 31, 2002, SEC File Number 000-50195).

    * Exhibit 3.3     Certificate of Amendment to Certificate of Formation, of EOTT Energy LLC, effective as of October 1, 2003.


    * Exhibit 3.4     Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of EOTT Energy LLC, effective as of October 1, 2003.


    * Exhibit 3.5     Certificate of Amendment to Certificate of Formation of EOTT Energy General Partner, L.L.C., effective as of
                      October 1, 2003.


    * Exhibit 3.6     Amendment No. 2 to Limited Liability Company Agreement of EOTT Energy General Partner, L.L.C., effective as of
                      October 1, 2003.

    * Exhibit 3.7     Certificate of Amendment to Certificate of Limited Partnership of EOTT Energy Operating Limited Partnership,
                      effective as of October 1, 2003.

    * Exhibit 3.8     Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Operating Limited
                      Partnership, effective as of October 1, 2003.

    * Exhibit 3.9     Certificate of Amendment to Certificate of Limited Partnership of EOTT Energy Canada Limited Partnership,
                      effective as of October 1, 2003.


    * Exhibit 3.10    Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Canada Limited
                      Partnership, effective as of October 1, 2003.

    * Exhibit 3.11    Certificate of Amendment to Certificate of Limited Partnership of EOTT Energy Pipeline Limited Partnership,
                      effective as of October 1, 2003.

    * Exhibit 3.12    Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Pipeline Limited
                      Partnership, effective as of October 1, 2003.


    * Exhibit 3.13    Certificate of Amendment of Certificate of Incorporation of EOTT Energy Finance Corp., effective as of
                      October 1, 2003.

    + Exhibit 10.2    Executive Employment Agreement between EOTT Energy LLC and Thomas M. Matthews, effective as of July 1, 2003
                      (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EOTT Energy LLC for the
                      quarterly period ended June 30, 2003, SEC File Number 000-50195).

    + Exhibit 10.3    Executive Employment Agreement between EOTT Energy LLC and H. Keith Kaelber, effective as of July 1, 2003
                      (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EOTT Energy LLC for the
                      quarterly period ended June 30, 2003, SEC File Number 000-50195).

    + Exhibit 10.4    Executive Employment Agreement between EOTT Energy LLC and Dana R. Gibbs, effective as of July 1, 2003
                      (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EOTT Energy LLC for the
                      quarterly period ended June 30, 2003, SEC File Number 000-50195).

    * Exhibit 10.5    Amendment No. 1 dated September 29, 2003 to the Letter of Credit Agreement among EOTT Energy Operating
                      Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT Energy
                      Pipeline Limited Partnership, as joint and several Borrowers, EOTT Energy LLC and EOTT Energy General Partner,
                      L.L.C., as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent and the
                      LC Participants thereto, dated as of February 11, 2003 (the "Letter of Credit Agreement").

    * Exhibit 10.7    Amendment No. 1 dated August 29, 2003 to the Second Amended and Restated Commodities Repurchase Agreement,
                      by and among EOTT Energy Operating Limited Partnership, Standard Chartered Trade Services Corporation,
                      Standard Chartered Bank, as collateral agent, dated as of February 11, 2003.

    * Exhibit 10.8    Amendment No. 1 dated August 29, 2003 to the Second Amended and Restated Receivables Purchase Agreement,
                      by and among EOTT Energy Operating Limited Partnership, Standard Chartered Trade Services, Standard
                      Chartered as collateral agent, dated as of February 11, 2003.

   *+ Exhibit 10.9    EOTT Energy LLC Equity Incentive Plan.


    * Exhibit 31.1    Section 302 Certification of Thomas M. Matthews

    * Exhibit 31.2    Section 302 Certification of H. Keith Kaelber

    * Exhibit 32.1    Section 906 Certification of Thomas M. Matthews and H. Keith Kaelber

    * Filed herewith.

    + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q by Item 601(b)(10)(iii) of Regulation S-K.

(b)   Reports on Form 8-K.

      Current Report on Form 8-K filed by EOTT Energy LLC on July 9, 2003 pursuant to Item 5. Other Events regarding its press release dated July 7, 2003 announcing James Allred as new EOTT Energy Vice President and Treasurer.

      Current Report on Form 8-K filed by EOTT Energy LLC on July 10, 2003 pursuant to Item 5. Other Events regarding its press release dated July 9, 2003 announcing the jury award related to litigation against Texas New Mexico Pipeline Company.

      Current Report on Form 8-K filed by EOTT Energy LLC on August 28, 2003 pursuant to Item 5. Other Events regarding its press release dated August 28, 2003 announcing that EOTT Energy restructuring plan was upheld in court and the Shell Oil appeal was denied.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LINK ENERGY LLC
                                          (A Delaware Limited Liability Company)

Date: November 19, 2003


                                          /s/  H. KEITH KAELBER

                                          H. Keith Kaelber
                                          Executive Vice President and
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NUMBER        DESCRIPTION

      Exhibit 3.1     Certificate of Formation of EOTT Energy LLC, dated as of November 13, 2002 (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of EOTT Energy LLC for the year ended December 31, 2002,
                      SEC file Number 000-50195).

      Exhibit 3.2     Amended and Restated Limited Liability Company Agreement of EOTT Energy LLC, dated as of March 1, 2003
                      (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of EOTT Energy LLC for the
                      year ended December 31, 2002, SEC File Number 000-50195).

    * Exhibit 3.3     Certificate of Amendment to Certificate of Formation, of EOTT Energy LLC, effective as of October 1, 2003.


    * Exhibit 3.4     Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of EOTT Energy LLC, effective as of October 1, 2003.


    * Exhibit 3.5     Certificate of Amendment to Certificate of Formation of EOTT Energy General Partner, L.L.C., effective as of
                      October 1, 2003.


    * Exhibit 3.6     Amendment No. 2 to Limited Liability Company Agreement of EOTT Energy General Partner, L.L.C., effective as of
                      October 1, 2003.

    * Exhibit 3.7     Certificate of Amendment to Certificate of Limited Partnership of EOTT Energy Operating Limited Partnership,
                      effective as of October 1, 2003.

    * Exhibit 3.8     Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Operating Limited
                      Partnership, effective as of October 1, 2003.

    * Exhibit 3.9     Certificate of Amendment to Certificate of Limited Partnership of EOTT Energy Canada Limited Partnership,
                      effective as of October 1, 2003.


    * Exhibit 3.10    Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Canada Limited
                      Partnership, effective as of October 1, 2003.

    * Exhibit 3.11    Certificate of Amendment to Certificate of Limited Partnership of EOTT Energy Pipeline Limited Partnership,
                      effective as of October 1, 2003.

    * Exhibit 3.12    Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Pipeline Limited
                      Partnership, effective as of October 1, 2003.


    * Exhibit 3.13    Certificate of Amendment of Certificate of Incorporation of EOTT Energy Finance Corp., effective as of
                      October 1, 2003.

    + Exhibit 10.2    Executive Employment Agreement between EOTT Energy LLC and Thomas M. Matthews, effective as of July 1, 2003
                      (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EOTT Energy LLC for the
                      quarterly period ended June 30, 2003, SEC File Number 000-50195).

    + Exhibit 10.3    Executive Employment Agreement between EOTT Energy LLC and H. Keith Kaelber, effective as of July 1, 2003
                      (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EOTT Energy LLC for the
                      quarterly period ended June 30, 2003, SEC File Number 000-50195).

    + Exhibit 10.4    Executive Employment Agreement between EOTT Energy LLC and Dana R. Gibbs, effective as of July 1, 2003
                      (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EOTT Energy LLC for the
                      quarterly period ended June 30, 2003, SEC File Number 000-50195).

    * Exhibit 10.5    Amendment No. 1 dated September 29, 2003 to the Letter of Credit Agreement among EOTT Energy Operating
                      Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT Energy
                      Pipeline Limited Partnership, as joint and several Borrowers, EOTT Energy LLC and EOTT Energy General Partner,
                      L.L.C., as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent and the
                      LC Participants thereto, dated as of February 11, 2003 (the "Letter of Credit Agreement").

    * Exhibit 10.7    Amendment No. 1 dated August 29, 2003 to the Second Amended and Restated Commodities Repurchase Agreement,
                      by and among EOTT Energy Operating Limited Partnership, Standard Chartered Trade Services Corporation,
                      Standard Chartered Bank, as collateral agent, dated as of February 11, 2003.

    * Exhibit 10.8    Amendment No. 1 dated August 29, 2003 to the Second Amended and Restated Receivables Purchase Agreement,
                      by and among EOTT Energy Operating Limited Partnership, Standard Chartered Trade Services, Standard
                      Chartered as collateral agent, dated as of February 11, 2003.

   *+ Exhibit 10.9    EOTT Energy LLC Equity Incentive Plan.


    * Exhibit 31.1    Section 302 Certification of Thomas M. Matthews

    * Exhibit 31.2    Section 302 Certification of H. Keith Kaelber

    * Exhibit 32.1    Section 906 Certification of Thomas M. Matthews and H. Keith Kaelber

    * Filed herewith.

    + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q by Item 601(b)(10)(iii) of Regulation S-K.