Form 10-K
period 2003-12-31
LINK ENERGY LLC
filed 2004-03-30
CIK 1219702

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

  For the fiscal year ended December 31, 2003 Commission File Number: 000-50195
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                 LINK ENERGY LLC
             (Exact name of registrant as specified in its charter)

           Delaware                                               76-0424520
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

 2000 West Sam Houston Parkway South,
              Suite 400
            Houston, Texas                                          77042
---------------------------------------                           ---------
(Address of principal executive offices)                          (Zip Code)

                                 (713) 993-5200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  Common Units
                        Warrants to Purchase Common Units

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [X] No [ ]

     Aggregate market value of the common units held by non-affiliates of the registrant on June 30, 2003, based on a closing sale price of $17.50 of the common units as reported on the OTC Bulletin Board on that date, was approximately $76 million.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

================================================================================

                                 LINK ENERGY LLC
                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                                        PART I

Item 1.     Business ......................................................................................      4
Item 2.     Properties ....................................................................................     16
Item 3.     Legal Proceedings .............................................................................     16
Item 4.     Submission of Matters to a Vote of Security Holders ...........................................     19

                                                        PART II

Item 5.     Market for Registrant's Common Units and Related Security Holder Matters. .....................     20
Item 6.     Selected Financial Data .......................................................................     20
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations. ........     23
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ....................................     42
Item 8.     Financial Statements and Supplementary Data ...................................................     44
Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosures .........     44
Item 9A.    Controls and Procedures .......................................................................     44

                                                       PART III

Item 10.    Directors and Executive Officers of the Registrant ............................................     46
Item 11.    Executive Compensation ........................................................................     49
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
            Security Holder Matters .......................................................................     55
Item 13.    Certain Relationships and Related Transactions ................................................     56
Item 14.    Principal Accounting Fees and Services ........................................................     57

                                                        PART IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K................................     59

                                     PART 1

         The statements in this Form 10-K that are not historical information are forward-looking statements. You can identify forward-looking statements by words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "forecast," "budget," "goal" or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, including those described under the heading "Risk Factors" beginning on page 39. Actual results may vary materially from those in the forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

         OUTLOOK: There is substantial doubt about our ability to continue as a going concern. Although we are in advanced discussions with a potential buyer regarding the sale of substantially all of our assets, there can be no assurances that we can consummate a transaction. If the transaction were consummated, we would have no further operations and would wind down over a period of time. If we are not successful in consummating the transaction, we will continue to pursue other strategic alternatives, which include the sale of additional assets (singularly or in groups) or a voluntary filing under the U.S. Bankruptcy Code. Based on our existing level of indebtedness, it is unlikely that either a sale or bankruptcy would yield any material residual value for the Company's unitholders. For more information, please read "Business - Liquidity/Going Concern," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview" and Note 3 to our Consolidated Financial Statements.

ITEM 1. BUSINESS

GENERAL

     We are a Delaware limited liability company formed on November 14, 2002 as EOTT Energy LLC in anticipation of assuming and continuing the business formerly conducted by EOTT Energy Partners, L.P. ("EOTT MLP"), which filed for bankruptcy on October 8, 2002 as further described below. We became the successor registrant to EOTT MLP on March 1, 2003, which was the effective date of EOTT MLP's Third Amended Joint Chapter 11 Plan of Reorganization (the "Restructuring Plan").

     On October 1, 2003, we changed our name to Link Energy LLC. In connection with our name change, we have also changed the names of several subsidiaries as listed in the table below.

NEW NAME                                                     FORMER NAME
--------                                                     -----------
Link Energy Limited Partnership                              EOTT Energy Operating Limited Partnership
Link Energy Pipeline Limited Partnership                     EOTT Energy Pipeline Limited Partnership
Link Energy Canada Limited Partnership                       EOTT Energy Canada Limited Partnership
Link Energy Finance Corp.                                    EOTT Energy Finance Corp.
Link Energy General Partner LLC                              EOTT Energy General Partner L.L.C.

     Unless the context otherwise requires, the terms "we," "our," "us," and "Link" refer to Link Energy LLC and our subsidiaries and, for periods prior to our emergence from bankruptcy in March 2003, such terms and "EOTT MLP" refer to EOTT Energy Partners, L.P., its general partner and its subsidiaries. For more information regarding our bankruptcy, please read "Management's Discussion and Analysis of Financial Condition and Results of Operation - Bankruptcy Proceedings and Restructuring Plan."

     We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). These filings and any amendments thereto are available free of charge through our internet website at www.linkenergy.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

LIQUIDITY/GOING CONCERN

     As previously discussed, we emerged from bankruptcy on March 1, 2003. Our Restructuring Plan anticipated profitable Liquids Operations and a quick return of crude oil volume growth in 2003. After incurring an operating loss of $31.4 million from our Liquids Operations since our emergence from bankruptcy, we sold our Liquids Operations in December 2003 for approximately $20 million (see Note 8 to our Consolidated Financial Statements). Our pre-bankruptcy customers and business partners have been less willing to do business with us than we anticipated as a result of our being highly leveraged and having shown no substantive improvement in our financial performance. We will not be able to continue as a viable business unless we reduce our debt and attract new volumes.

     Our cash flow from operations is not sufficient to meet our current cash requirements and, as a result, we have been borrowing under our Trade Receivables Agreement in order to fund our operations and capital needs. Absent a significant improvement in our business performance, we expect to continue to borrow to meet our cash requirements to the extent borrowed funds are available. Based on our current cash requirements, we may exhaust our sources of available cash in the second quarter of 2004.

     Our Commodity Repurchase and Trade Receivables Agreements mature June 1, 2004, although we have an option to extend the maturity to August 30, 2004, subject to us being in compliance with our debt covenants. Our Letter of Credit Facility and Term Loan mature in August 2004. We may be unable to arrange future financings on acceptable terms, which would limit our ability to refinance our existing indebtedness, fund our current operations and fund our future capital requirements.

     We have sold substantially all of our non-strategic assets in an effort to reduce our aggregate indebtedness. We will not be able to use funds from future asset sales, if any, to meet our current cash needs because the proceeds from any such sales are likely to be required to reduce our outstanding indebtedness. In addition to asset sales, we have attempted, without success, to raise additional equity and to convert indebtedness to equity. We are in advanced discussions with a potential buyer regarding the sale of substantially all of our assets; however, there can be no assurances that we can consummate a transaction. If we are not successful in consummating the transaction, we will continue to pursue other strategic alternatives, which include the sale of additional assets (singularly or in groups) or a voluntary filing under the U.S. Bankruptcy Code. Based on our existing level of indebtedness, it is unlikely that either a sale or bankruptcy would yield any material residual value for the Company's unitholders.

     Our Consolidated Financial Statements included in this report have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The factors discussed above raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. For more information regarding our financial position, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 23 and our Consolidated Financial Statements beginning on page F-1.

BUSINESS ACTIVITIES

     We are engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and related activities. We are one of the largest independent crude oil gathering and marketing companies in North America. We currently gather and market from approximately 17,000 field gathering points in 15 states and Canada averaging 254,000 barrels per day at the end of 2003. In addition, we are engaged in interstate and intrastate crude oil transportation and crude oil terminalling and storage activities. We purchase crude oil from various producers and operators and market the crude oil to refiners and other customers nationwide. We transport crude oil through pipelines, including approximately 7,450 miles of active gathering and transmission pipelines that we own, as well as through our trucking operations, which includes a fleet of 200 owned or leased trucks. We have approximately 8.1 million barrels of active storage capacity associated with field tanks.

     Our principal business segments are our North American Crude Oil gathering and marketing operations and our Pipeline Operations. Please read Note 21 to our Consolidated Financial Statements for certain financial information by business segment.

NORTH AMERICAN CRUDE OIL OPERATIONS

General

     Our crude oil gathering and marketing operations consist of purchasing and gathering crude oil from approximately 1,400 producers, operators and other sellers in 15 states and Canada for subsequent sale to refiners and other customers. Gathering and marketing of crude oil consists of:

          - purchasing lease crude oil from producers and operators at field gathering points and in bulk from aggregators at major pipeline interconnections and marketing locations;

          - providing accounting and administrative services to some producers and operators;

          - transporting crude oil through our own proprietary or common carrier pipelines, through our fleet of trucks or on assets owned and operated by third parties;

          - buying and selling crude oil or exchanging it for either another grade of crude oil or for crude oil at a different geographic location or delivery time in order to increase margins or meet contract delivery requirements; and

          - marketing crude oil to refiners, large integrated oil companies and other customers.

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

     We purchase and sell crude oil primarily under contracts with 30-day renewable terms, with some contracts having terms from two months to one year. In connection with the December 1998 acquisition of assets from Koch Oil Company, now Koch Supply & Trading, L.P. ("Koch"), we entered into a 15-year supply contract at market-based prices, which currently accounts for approximately 32% of our lease crude oil volumes. Our bankruptcy had no impact upon this supply contract with Koch. For further details, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Bankruptcy Proceedings and Restructuring Plan."

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

     We engage in several types of purchases, sales and exchanges of crude oil. Most transactions we enter into are at market responsive prices, with a large number of transactions on a 30-day renewable basis. Such purchases are automatically renewable on a month-to-month basis until terminated by either party. The purchases are typically based on our daily posted prices or other quoted market related prices plus a bonus or market adjustment. The bonus is determined based on the grade of oil, transportation costs and other competitive factors. Both the posted price and the bonus change in response to market conditions. Posted prices can change daily, and bonuses, in general, can change every 30 days as contracts renew. Conducting business under these short-term contracts with multiple producers helps us reduce our overall basis risk (i.e., the risk that price relationships between delivery points, grades of crude oil or delivery periods will change). Please read "Risk Management/Derivatives" below.

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

     Generally, as we purchase lease crude oil, we enter into corresponding sale transactions involving physical deliveries of crude oil to third-party users, such as independent refineries, or corresponding sales of futures contracts on the New York Mercantile Exchange ("NYMEX"). This process enables us to minimize our exposure related to price risk until we make physical delivery of the crude oil. After the initial purchase of a lease barrel, we may re-market that barrel both in the futures and physical markets in order to maximize the value of the lease crude oil volumes. Throughout the process, we seek to maintain a substantially balanced position with respect to the price and volume of crude oil purchases and sales; however, we have certain risks that cannot be completely hedged. For more information, please read - "Risk Management/Derivatives" below.

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

Competition

     Competitive factors in the crude oil gathering and marketing business include price, quality of service, transportation facilities, financial strength and knowledge of products and markets. See further discussion in Note 3 to our Consolidated Financial Statements for information regarding our financial strength and the impact on our business. There are a number of structural and economic factors impacting all of our market segments that drive new customer needs, change competitor dynamics and, consequently, create new challenges and opportunities for responsive market participants. The general decline in domestic lease crude oil production has made competition among gatherers and marketers even more intense.

     In our crude oil gathering and marketing business, we compete with major oil companies, large independent crude gatherers and a large number of small regional independent gatherers. Our principal competitors in the purchase of leasehold crude oil production include BP, Shell, Plains All American, Sun Refining and Marketing, TEPPCO and various regional competitors.

PIPELINE OPERATIONS

General

     Through our common carrier pipeline systems, we transport crude oil for our North American Crude Oil business segment and third-party customers pursuant to published tariff rates regulated by the Federal Energy Regulatory Commission ("FERC") and state regulatory authorities. Accordingly, we offer transportation services to any shipper of crude oil, provided that the crude oil meets the conditions and specifications contained in the applicable pipeline tariff. The table below sets forth the average daily number of barrels of crude oil transported by our Pipeline Operations in each of the years presented.

                                                 YEAR ENDED DECEMBER 31,
                                        ------------------------------------------
                                         1999     2000     2001     2002     2003
                                        ------   ------   ------   ------   ------
Crude oil transported (thousands bpd)    513.7    561.5    511.1    407.0    391.7

     Pipeline revenues are primarily a function of the amount of crude oil transported through the pipeline, known as throughput, and the applicable pipeline tariffs. Approximately 79% of the revenues from our Pipeline Operations business segment for the twelve months ended December 31, 2003 were generated from tariffs charged to our North American Crude Oil business segment and sales of crude oil inventory to our North American Crude Oil business segment. Our operating income from our Pipeline Operations business segment is primarily generated by the difference between the published tariff and the fixed and variable costs of operating the pipelines.

     We believe that pipelines provide the lowest-cost method of transportation, and accordingly, in the past we focused on increasing the percentage of barrels transported via pipelines through acquisitions of pipeline assets. Our extensive pipeline network allows us to be the low-cost operator in many of the regions in which we operate.

Competition

     Our Pipeline Operations face competition from a number of major oil companies and smaller entities. Pipeline competition among common carrier pipelines is based primarily on transportation charges, access to producing areas, and demand for the crude oil by end users. We believe that high capital costs make it unlikely for other companies to build competing crude oil pipeline systems in areas served by our pipelines. The principal competitors of our Pipelines Operations are Sunoco Logistics, Plains All American, ConocoPhillips, Genesis, Seminole Trading and Gathering, and TEPPCO.

DISPOSITIONS

     For information regarding the sale of our liquids operations and other dispositions in 2003, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Asset Dispositions."

RISK MANAGEMENT/DERIVATIVES

     We attempt to minimize our exposure to commodity prices. Generally, as we purchase lease crude oil at prevailing market prices, we enter into corresponding sales transactions involving physical deliveries of crude oil to third-party users, such as refiners or other trade partners, or a sale of futures contracts on the NYMEX. This process gives us the opportunity to profit on the transaction at the time of purchase and to minimize our exposure to commodity price fluctuations.

     Price risk management strategies, including those involving price hedges using NYMEX futures contracts, are very important in maintaining or increasing our gross margins. Such hedging techniques require resources that manage both futures positions and physical inventories. Another important element of the hedging techniques is the accurate estimation of lease crude oil volumes that will actually be purchased when we pick them up from the producers. We effect transactions both in the futures and physical markets in order to deliver the crude oil to its highest value location or otherwise to maximize the value of the crude oil we control. Throughout the process, we seek to maintain a substantially balanced risk position at all times. We do have certain risks that cannot be completely hedged such as basis risks (the risk that price relationships between delivery points, grades of crude oil or delivery periods will change) and the risk that transportation costs will change. From time to time we enter into transactions providing for purchases and sales in future periods in which the volumes of crude oil are balanced, but where either the purchase or sale prices are not fixed at the time at which the transactions are consummated. In such cases, we are subject to the risk that prices may change or that price changes will not occur as anticipated.

     Our ability to maintain or increase gross profit and to protect ourselves from adverse price changes is dependent on the success of our marketing and price risk management strategies. Our marketing and price risk management strategies may not be successful in protecting us from risks or in maintaining our gross margins at desirable levels.

CREDIT

     Credit review and analysis are integral to our marketing activities. Payment for all or substantially all of the monthly lease crude oil gathered is, in many instances, made to the operator of the lease. The operator, in turn, is responsible for the correct payment and distribution of such production proceeds to the proper parties.

     In our marketing activities, we have historically used a credit rating system and independent analysis to determine the amount, if any, of the open credit to be extended to any given customer. We then monitor the exposure to the customer in comparison to the line of credit extended and pursue any variances. Certain customers post letters of credit enabling them to transact business with us. Since typical sales transactions can involve tens of thousands of barrels of crude oil or other products, the risk of non-payment and non-performance by customers is a major consideration in our business. Our credit system, policies and procedures, however, may not be successful in preventing a significant loss from customer default.

     The amount and profitability of our business is also dependent on our own credit standing and the willingness of third parties to engage in transactions with us without requiring us to furnish third-party credit support. As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and primarily as a result of our bankruptcy and the Enron bankruptcy, our trade creditors have been less willing than before these events to extend credit to us on an unsecured basis. Since our bankruptcy, the amount of letters of credit we have been required to post for our business has increased significantly. Letters of credit were approximately $250 million as of December 31, 2003, $274 million as of December 31, 2002 and $196 million as of December 31, 2001.

ENVIRONMENTAL MATTERS

     We are subject to federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. At the federal level, such laws include, among others, the Clean Air Act ("CAA") the Clean Water Act ("CWA"), the Oil Pollution Act of 1990 ("OPA"), the Federal Resources Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and the National Environmental Policy Act ("NEPA"), as each may be amended from time to time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties or the imposition of injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly, and there can be no assurance that we will not incur such costs in material amounts. Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and we anticipate that there will be continuing changes. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for us and other businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly in order to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

     The CAA controls, among other things, the emission of volatile organic compounds, nitrogen oxides, and all other ozone-producing compounds in order to protect national ambient air quality in accordance with standards established for ozone and other pollutants. Such emissions may occur from the handling or storage of petroleum. The sources of emissions that are subject to control and the types of controls required are a matter of individual state air quality control implementation plans that set forth emission limitations. Both federal and state laws impose substantial administrative, civil and even criminal penalties for violation of applicable requirements. As part of our regular overall evaluation of current operations, we assess the need for new, or amendment of existing, air permits at our properties. We believe that our overall operations are in substantial compliance with applicable air quality requirements.

     We generate wastes, including hazardous wastes, that are subject to the RCRA and comparable state statutes. The Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, certain oil and gas exploration and production wastes handled by us that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" and therefore be subject to more rigorous and costly operating and disposal requirements.

     CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the generator of a "hazardous substance," the current or former owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances that have been released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the ordinary course of our operations, substances may be generated that fall within the definition of "hazardous substances." Our operations are also impacted by regulations governing the disposal of naturally occurring radioactive materials. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or under other locations where such wastes have been taken for disposal, whether by us or by other operators or owners of property acquired by us. Moreover, we may own or operate properties that in the past were operated by third parties whose operations were not under our control. Those properties and any wastes that may have been disposed or released on them may be subject to CERCLA, RCRA and analogous state laws, and we potentially could be required to remediate such properties.

     The CWA, as amended by the OPA, controls, among other things, the discharge of oil and other petroleum products into waters of the United States. The CWA provides penalties for any unauthorized discharges of pollutants (including petroleum products) into waters of the United States and imposes substantial potential liability for the costs of responding to an unauthorized discharge of pollutants, such as an oil spill. State laws governing the control of water pollution also provide varying administrative, civil and criminal penalties and liabilities in the event of a release of petroleum or other related products into surface waters or onto the ground. Federal and state permits for such water discharges may be required. In addition, the CWA governs the discharge of dredged or fill material into waters of the United States, including certain wetlands. The discharge of dredged or fill material into waters of the United States in connection with the construction of pipelines or other facilities may require permits issued under Section 404 of the CWA.

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

     NEPA may apply to certain extensions or additions to a pipeline system. Under NEPA, if any project is to be undertaken which would significantly affect the quality of the environment and require a permit or approval from a federal agency, the federal agency may be required to prepare a detailed environmental impact study before it may issue a permit or otherwise approve a project. The issuance by a federal agency of a permit or approval to construct or extend a pipeline system may constitute a major federal action under NEPA. The effect of NEPA may be to delay or prevent construction of new facilities or to alter their location, design or method of construction. Similar state laws may also be applicable to us.

     Enron received a request for information from the EPA under Section 308 of the CWA regarding certain discharges and releases from oil pipelines owned or operated by Enron and its affiliated companies for the time period July 1, 1998 to July 11, 2001. Enron responded to the EPA's Section 308 request in its capacity as the operator of the pipelines actually owned by us and on our behalf. Under the terms of the Enron Settlement Agreement dated October 8, 2002, we would be required to indemnify EOTT Energy Corp., the General Partner, and its affiliates, including Enron Pipeline Services Company, with regard to any environmental remediation, except for claims of gross negligence and willful misconduct. While we cannot predict the outcome of the EPA's Section 308 request, the EPA could seek to impose liability for environmental cleanup on us with respect to the matters being reviewed. The outcome of the EPA's Section 308 request is not yet known, and we are unaware of any potential liability of Enron, its affiliates, or us. It is also possible that our bankruptcy proceedings did not relieve us from certain potential environmental liability.

     Prior to the sale of our Liquids Operations discussed further in Note 8 to our Consolidated Financial Statements, we produced MTBE at our Morgan's Point Facility. MTBE is used as an additive in gasoline. Due to health concerns related to MTBE, there have been lawsuits filed against companies involved in the production of MTBE. We have not been named in any such action, nor do we anticipate being included in any such actions. However, we can provide no assurances that we may not be included in such actions due to our past production of MTBE.

     We may experience future releases of crude oil or other substances into the environment or discover releases that were previously unidentified. While an inspection program is maintained on our pipelines to prevent and detect such releases, damages and liabilities incurred due to any future environmental releases could affect our business. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations and that there are no outstanding potential liabilities or claims relating to safety and environmental matters, that we are currently aware of, the resolution of which, individually or in the aggregate, would have a materially adverse effect on our financial position or results of operations. Please read Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." Our environmental expenditures include amounts spent on permitting, compliance and response plans, monitoring and spill cleanup and other remediation costs. In addition, we could be required to spend substantial sums to ensure the integrity of and upgrade our pipeline systems, and in some cases, we may take pipelines out of service if we believe the cost of upgrades will exceed the value of the pipelines.

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

     Energy Policy Act of 1992 and Subsequent Developments. In October 1992, Congress passed the Energy Policy Act of 1992 (the "Energy Policy Act"). The Energy Policy Act deemed petroleum pipeline rates that were in effect for the 365-day period ending on the date of enactment or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest, or investigation during the 365-day period, to be just and reasonable under the ICA (i.e., "grandfathered"). The vast majority of our FERC pipeline rates are grandfathered under the Energy Policy Act, and therefore are deemed just and reasonable. The Energy Policy Act provides that the FERC may change the grandfathered rates upon complaints only under the following limited circumstances:

          - a substantial change has occurred since enactment in either the economic circumstances or the nature of the services which were the basis for the rate;

          - the complainant was contractually barred from challenging the rate prior to enactment of the Energy Policy Act and filed the complaint within 30 days of the expiration of the contractual bar; or

          - a provision of the tariff is unduly discriminatory or preferential.

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

     The FERC, however, has retained cost-based ratemaking, market-based rates and settlements as alternatives to the indexing approach. A pipeline can follow a cost-based approach when it can demonstrate that there is a substantial divergence between the actual costs experienced by the carrier and the rates resulting from application of the index. Under FERC's cost-based methodology, crude oil pipeline rates are permitted to generate operating revenues, based on projected volumes, not greater than the total of operating expenses, depreciation and amortization, federal and state income taxes and an overall allowed rate of return on the pipeline's rate base. In addition, a pipeline can charge market-based rates if it first establishes that it lacks significant market power in its origin and destination markets, and a pipeline can establish rates pursuant to a settlement if agreed upon by all current shippers. Initial rates for new services can be established through a cost-based filing or through an uncontested agreement between the pipeline and at least one shipper not affiliated with the pipeline.

     Since July of 1995, we have annually amended our tariffs on all of our regulated pipelines as provided by FERC regulations. Although no assurance can be given that the tariffs charged by us will ultimately be upheld if challenged, we believe that the tariffs now in effect for all of our pipelines are within the maximum rates allowed under the current FERC guidelines.

     FERC Form 6 Annual Reporting. The FERC requires annual reporting from oil pipelines through the submission of FERC Form 6, "Annual Report of Oil Pipeline Companies." The FERC Form 6 is designed to provide the FERC with the financial, operational and ratemaking information it needs to regulate and monitor the oil pipeline industry. FERC advised us, in a letter dated January 9, 2002, that FERC had begun an industry-wide audit with respect to the annual reporting requirements of FERC Form 6 in December 2001, and that we had been selected for the audit. The audit covered the period from January 1, 2000 through December 31, 2001. The FERC has completed its audit and recommended that a cash management program be implemented in accordance with the Interim Final Ruling, Order 634. We implemented a cash management program in accordance with Order 634 in August 2003. We will timely file our FERC Form 6 for the year 2003 on March 31, 2004.

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

     Petroleum Pipeline Safety Legislation and Regulation. Our petroleum pipelines are subject to regulation by the United States Department of Transportation ("DOT") under the Accountable Pipeline and Safety Partnership Act of 1996, sometimes referred to as the Hazardous Liquid Pipeline Safety Act ("HLPSA"), the Pipeline Safety Improvement Act of 2002 and comparable state statutes relating to the design, installation, testing, construction, operation, replacement, and management of our pipeline facilities. The HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records, and to prepare certain reports and provide information as required by the Secretary of the DOT. Comparable regulation exists in some states in which we conduct intrastate common carrier or private pipeline operations.

     We are subject to the Office of Pipeline Safety ("OPS") regulation requiring qualification of pipeline personnel. The regulations require pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. The intent of these regulations is to ensure a qualified work force and to reduce the probability and consequence of incidents caused by human error. The regulations establish qualification requirements for individuals performing covered tasks, and amends certain training requirements in existing regulations. We believe we are in compliance with these requirements through a written qualification program, adopted by us effective January 1, 2003.

     Pipeline safety issues are currently receiving significant attention in various political and administrative arenas at both the state and federal levels. For example, recent federal rule changes require operators of pipelines of greater than 500 miles to: (i) develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities, and
(ii) establish pipeline integrity management programs ("IMP"). In particular, during 2000, the DOT adopted the OPS Integrity Management regulations requiring operators of interstate pipelines to develop and follow an IMP that provides for continual assessment of the integrity of all pipeline segments that could affect so-called high consequence areas ("HCA"), including high population areas, drinking water areas and ecological resource areas that are unusually sensitive to environmental damage from a pipeline release, and commercially navigable waterways. HCAs related to our pipelines were initially identified as all areas where jurisdictional lines are located. We completed our IMP before the deadline of March 31, 2002.

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

     In connection with extensive asset purchases in 1998 and 1999, we instituted an IMP in 1999. This program was expanded in December of 2001 with a pipeline integrity assurance program to comply with certain regulatory and legislative changes. Under this program, the integrity of a pipeline is evaluated to avoid operating a pipeline that poses significant risk of crude oil spills. Our written Pipeline Integrity Program, which was intended to comply with the new OPS Integrity Management regulations, was formally implemented in January 2002, and revised in January of 2003. Anticipated operating expenses and capital expenditures to comply with that program are budgeted annually; however, actual future expenditures may be different from the amounts currently anticipated.

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

TRUCKING REGULATION

     Generally, we operate our fleet of trucks as a private carrier. Additionally, we have engaged in contract carrier hauling of crude oil in Louisiana. In Oklahoma, Texas, Alabama and Mississippi, we haul salt water, crude oil and other fluids for others as a common carrier. Although a private or common carrier that transports property in interstate commerce is not required to obtain operating authority from the Surface Transportation Board of the DOT, the carrier is subject to certain motor carrier safety regulations issued by the DOT. The trucking regulations extend to driver operations, keeping of log books, truck manifest preparations, safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment, and many other aspects of truck operations. We are also subject to OSHA regulations with respect to our trucking operations. We believe that we are in substantial compliance with applicable trucking regulation requirements.

     We provide contract and common carrier services pursuant to permits issued by the various state regulatory agencies. Accordingly, we, as a common or contract carrier, are also subject to certain safety regulations related to service and operations. We believe that we are in substantial compliance with applicable state common or contract carrier regulation requirements.

COMMODITIES REGULATION

     Our price risk management operations are subject to constraints imposed under the Commodity Exchange Act. Our futures and options contracts that are traded on the NYMEX are subject to strict regulation by the Commodity Futures Trading Commission. Although NYMEX futures contracts include contracts on sweet crude oil, there are many products that we purchase and sell for which no futures contracts are available, due in part to the strict regulatory scheme for futures contracts. In addition, trading volumes and pricing bases of futures contracts on some products are such that our ability to use them to hedge our price risks may be limited.

EMPLOYEES

     We had 751 employees as of December 31, 2003, 543 of which are field personnel. None of the employees are represented by any union. We consider our relations with our employees to be satisfactory.

ITEM 2. PROPERTIES

     As of December 31, 2003, we owned and operated approximately 7,450 miles of active crude oil gathering and transmission pipelines. There are approximately
8.1 million barrels of active storage capacity associated with field tanks. By state, the pipeline assets are as follows:

           COMMON CARRIER PIPELINES
------------------------------------------------
                                  MILES BY STATE
                                  --------------
Alabama.................                56
Colorado................                91
Kansas..................             1,079
Louisiana...............               195
Mississippi.............               293
Montana.................               146
Nebraska................                63
New Mexico..............             1,159
North Dakota............               435
Oklahoma................             1,389
South Dakota............                38
Texas...................             1,964
                                     -----

    Total...............             6,908
                                     =====

           PROPRIETARY PIPELINES
---------------------------------------------
                               MILES BY STATE
                               --------------
Alabama.................              38
Colorado................               -
Kansas..................               -
Louisiana...............              13
Mississippi.............             274
Montana.................               -
Nebraska................               -
New Mexico..............             157
North Dakota............               -
Oklahoma................              31
Texas...................              29
                                     ---

         Total..........             542
                                     ===

     We also operate four active barge facilities in Louisiana and one in Alabama. Approximately 1.5 million barrels of storage capacity are associated with these barge facilities.

ITEM 3. LEGAL PROCEEDINGS

     Litigation. We are, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. We believe that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on our financial position or results of operations. Several litigation claims were settled during the course of the bankruptcy proceedings or are still being negotiated post confirmation. How each matter was or is being handled is set forth in the summary of each case below. For matters where the parties negotiated a settlement during our bankruptcy proceedings, the settlement amount was recorded at December 31, 2002 as an allowed general unsecured claim in "Other Income (Expense)" in our Consolidated Statement of Operations. In connection with our Restructuring Plan, general unsecured creditors with allowed claims received a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 Link LLC units. See further discussion in Notes 4 and 11 to our Consolidated Financial Statements. Prior to and since the commencement of our bankruptcy proceedings, various legal actions arose in the ordinary course of business, of which the significant actions are discussed below.

     John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, In the District Court of Midland County, Texas, 238th Judicial District (Kniffen Estates Suit). The Kniffen Estates Suit was filed on March 2, 2001, by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). We purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent, and malicious in failing to accurately report and remediate the spill. With respect to us, the plaintiffs were seeking damages arising from any contamination of the soil or groundwater since we acquired the pipeline in question. No specific amount of money damages was claimed in the Kniffen Estates Suit, but the plaintiffs did file proofs of claim in our bankruptcy proceeding totaling $62 million. In response to the Kniffen Estates Suit, we filed a cross-claim against Tex-New Mex. In the cross-claim, we claimed that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. On April 5, 2002, we filed an amended cross-claim which alleged that Tex-New Mex defrauded us as part of Tex-New Mex's sale of the pipeline systems to us in 1999. The amended cross-claim also alleged that various practices employed by Tex-New Mex in the operation of its pipelines constituted gross negligence and willful misconduct and voided our obligation to indemnify Tex-New Mex for remediation of releases that occurred prior to May 1, 1999. In the Purchase and Sale Agreement, we agreed to indemnify Tex-New Mex only for certain remediation obligations that arose before May 1, 1999, unless these obligations were the result of the gross negligence or willful misconduct of Tex-New Mex prior to May 1, 1999. EOTT Energy Pipeline Limited Partnership ("PLP") and the plaintiffs agreed to a settlement during our bankruptcy proceedings. The settlement provides for the plaintiffs' release of their claims filed against PLP in this proceeding and in the bankruptcy proceedings, in exchange for an allowed general unsecured claim in our bankruptcy of $3,252,800 (as described above, the plaintiffs filed proofs of claim in our bankruptcy proceedings totaling $62 million). The allowed general unsecured claim was accrued at December 31, 2002. On April 1, 2003, we filed a second amended cross-claim in this matter. In addition to the claims filed in the previous cross-claims, we requested (i) injunctive relief for Tex-New Mex's refusal to honor its indemnity obligations; (ii) injunctive relief requiring Tex-New Mex to identify, investigate and remediate sites where the conduct alleged in our cross-claim occurred; and (iii) restitution damages of over $125,000,000. Tex-New Mex filed a motion to compel arbitration of these issues. The motion to compel arbitration was denied at a hearing held on April 11, 2003. At the April 11, 2003 hearing, the court also severed into a separate action EOTT's cross-claims against Tex-New Mex that extend beyond the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's Over-Arching Claim"). Developments in EOTT's Over-Arching Claim are described immediately below. Prior to the trial of the plaintiff's claims against Tex-New Mex and EOTT's original cross-claim against Tex-New Mex arising from the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's Kniffen Claims"), Tex-New Mex reached a settlement with the plaintiffs that provided for the release of the plaintiffs' claims. The trial of EOTT's Kniffen Claims commenced on June 16, 2003, and the jury returned its verdict on July 2, 2003. The jury found that Tex-New Mex's gross negligence and willful misconduct caused the contamination in the Kniffen Estates. The jury also found that Tex-New Mex committed fraud against us with respect to the Kniffen Estates site. The jury awarded us actual damages equal to the expenses we have incurred to date in remediating the Kniffen Estates site (approximately $6.1 million) and punitive damages in the amount of $50 million. On November 28, 2003, the court entered an amended judgment based on the jury verdict. The final judgment provides for the award to us of (i) actual damages in the amount of $7,701,938, (ii) attorney's fees in the amount of $1,400,000, (iii) prejudgment interest in the amount of $1,044,509 and (iv) punitive damages in the amount of $18,203,876. The punitive damages were reduced from the jury's award of $50 million in accordance with Texas' statutory caps on punitive damages awards. The final judgment also contains a finding that Tex-New Mex is obligated to indemnify us for future remediation costs incurred at the Kniffen Estates site. Tex-New Mex filed a motion for new trial that was overruled by operation of law on February 11, 2004. Tex-New Mex filed a notice of appeal and posted a supersedeas bond in the amount of $10,665,419 on February 12, 2004. The appeal will proceed in the Eastland Court of Appeals. We cannot predict the outcome of Tex-New Mex's appellate efforts.

     EOTT Energy Operating Limited Partnership vs. Texas-New Mexico Pipeline Company, Cause No. CV-44, 099, In the District Court of Midland County, Texas, 238th Judicial District ("EOTT's Over-Arching Claim"). As described above, the claims in this lawsuit were severed from EOTT's Kniffen Claims on April 11, 2003. In this lawsuit, we allege that various practices employed by Tex-New Mex in the operation of its pipelines and handling of spills constitute gross negligence and willful misconduct, thus triggering Tex-New Mex's obligation to indemnify us for remediation of releases where such practices ("Non-Remediation Practices") were employed. In addition to damages, we are seeking (a) injunctive relief requiring Tex-New Mex to honor its indemnity obligations under the Purchase and Sale Agreement and (b) injunctive relief requiring Tex-New Mex to identify, investigate, and remediate sites where Tex-New Mex employed the Non-Remediation Practices. Discovery opened in EOTT's Over-Arching Claim on December 1, 2003. The court conducted a scheduling conference for this case on January 12, 2004, and set a trial date of September 19, 2005. On March 3, 2004, we amended our petition to specifically list more than 200 contamination sites where Tex-New Mex employed the Non-Remediation Practices.

     Bankruptcy Issues related to Claims Made by Texas-New Mexico Pipeline Company and its affiliates. Tex-New Mex, Shell Oil Company ("Shell") and Equilon filed proofs of claim in our bankruptcy, each filing similar claims in the amount of $112 million. In July of 2003, we entered into an agreement with Shell, Tex-New Mex and Equilon whereby all of their claims were either withdrawn, estimated or allowed, leaving the value of the claims estimated for distribution purposes at $56,924.52. We are currently working to fully resolve these claims in the bankruptcy claims resolution process.

     Jimmie T. Cooper and Betty P. Cooper vs. Texas-New Mexico Pipeline Company, Inc., EOTT Energy Pipeline Limited Partnership, and EOTT Energy Corp., Case No. CIV-03-0035 JB/LAM, In the United States District Court for the District of New Mexico. This lawsuit was filed on October 1, 2002. The plaintiffs in this lawsuit are surface interest owners of certain property located in Lea County, New Mexico. The plaintiffs alleged that aquifers underlying their property and water wells located on their property were contaminated as a result of spills and leaks from a pipeline running across their property that is or was owned by Tex-New Mex and us. The plaintiffs did not specify when the alleged spills and leaks occurred. The plaintiffs sought payment of costs that would be incurred in investigating and remediating the alleged crude oil releases and replacing water supplies from aquifers that have allegedly been contaminated. The plaintiffs are also seeking damages in an unspecified amount arising from the plaintiffs' alleged fear of exposure to carcinogens and the alleged interference with the plaintiffs' quiet enjoyment of their property. The plaintiffs are also seeking an unspecified amount of punitive damages. EOTT and the plaintiffs agreed to the terms of a settlement, whereby the plaintiffs agreed to release their claims against us and received an allowed general unsecured claim in our bankruptcy in the amount of $1,027,000. The allowed general unsecured claim was accrued at December 31, 2002. The settlement documents have been finalized. On October 21, 2003, the plaintiffs filed a motion seeking our dismissal from this lawsuit. Tex-New Mex opposed this motion, and on October 31, 2003, Tex-New Mex filed a motion for leave to file a cross-claim against us. In the proposed cross-claim, Tex-New Mex is seeking a declaratory judgment finding that we are contractually obligated to indemnify Tex-New Mex for all costs Tex-New Mex has incurred or will incur related to the defense of the plaintiffs' claims in this lawsuit. The proposed cross-claim also alleges that we failed to assume Tex-New Mex's defense of this lawsuit and failed to indemnify Tex-New Mex for the expenses Tex-New Mex has incurred in this lawsuit, and that such actions by us constitute a breach of the Purchase and Sale Agreement governing Tex-New Mex's sale of the subject pipeline to us. On December 4, 2003, we filed a motion in our bankruptcy proceeding seeking a determination that Tex-New Mex's proposed cross-claim had been waived, barred, and discharged in our bankruptcy proceeding. A hearing on that motion (the "Zero Claim Motion") was held on February 18, 2004, and the bankruptcy court took the Zero Claim Motion under advisement. We have asked the court to delay ruling on Tex-New Mex's motion for leave to file cross-claim until the bankruptcy court rules on our Zero Claim Motion. At a settlement conference held on February 27, 2004, the plaintiffs and Tex-New Mex reached a settlement. Tex-New Mex has agreed to pay the plaintiffs $1,350,000 for a release of the plaintiffs' claims.

     In re EOTT Energy Partners, L.P., Case No. 02-21730, EOTT Energy Finance Corp., Case No. 02-21731, EOTT Energy General Partner, L.L.C., Case No. 02-21732, EOTT Energy Operating Limited Partnership, Case No. 02-21733, EOTT Energy Canada Limited Partnership, Case No. 02-21734, EOTT Energy Liquids, L.P., Case No. 02-21736, EOTT Energy Corp., Case No. 02-21788, Debtors (Jointly Administered under Case No. 02-21730), In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division. On October 8, 2002, we and all of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the "EOTT Bankruptcy Court") to facilitate reorganization of our business and financial affairs for the benefit of us, our creditors and other interested parties. Additionally, the General Partner filed its voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court. Our Restructuring Plan was confirmed on February 18, 2003 and became effective on March 1, 2003. The provisions of the Restructuring Plan are further described in Note 5 to our Consolidated Financial Statements. Shell and Tex-New Mex filed a notice of appeal to our plan confirmation on February 24, 2003. A hearing on the appeal was held in the District Court on August 19, 2003, where the judge ruled the appeal was moot. The ruling became final on October 24, 2003. The bankruptcy remains open while we resolve all of the outstanding claims. We expect to close the bankruptcy in early 2004.

     EPA's Section 308 Request. In July 2001, Enron received a request for information from the EPA under Section 308 of the CWA, requesting information regarding certain spills and releases from oil pipelines owned or operated by Enron and its affiliated companies for the time period July 1, 1998 to July 11, 2001. Enron responded in January of 2002 to the EPA's Section 308 request in its capacity as the operator of the pipelines actually owned by us and on our behalf. Under the terms of the Enron Settlement Agreement dated October 8, 2002, we would be required to indemnify EOTT Energy Corp., as the prior general partner, and its affiliates including Enron Pipeline Services Company, with regard to any environmental remediation, except for claims of gross negligence and willful misconduct. While we cannot predict the outcome of the EPA's Section 308 request, the EPA could seek to impose liability for environmental cleanup on us with respect to the matters being reviewed. The outcome of the EPA's Section 308 request is not yet known, and we are unaware of any potential liability of us, Enron, or its affiliates. It is also possible that our bankruptcy proceedings did not relieve us from certain potential environmental remediation liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our unitholders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED SECURITY HOLDER
MATTERS.

     We are the successor registrant to EOTT MLP, which filed for bankruptcy on October 8, 2002. The following table reflects the high and low closing prices and distributions for common units of EOTT MLP for the period from January 1, 2002 through December 31, 2002. EOTT MLP's common units were traded on the New York Stock Exchange until November 22, 2002 and on the OTC Bulletin Board for the remainder of 2002. The LLC units began trading on the OTC Bulletin Board on March 18, 2003.

                                                          PRICE RANGE
                                                      -------------------          CASH
                                                       HIGH         LOW       DISTRIBUTIONS(1)
                                                      -------     -------     ----------------
   2003      (SUCCESSOR COMPANY)
Fourth Quarter................................        $ 18.25     $  4.45     $              -
Third Quarter.................................          19.00       13.00                    -
Second Quarter................................          18.25        5.50                    -
First Quarter (from March 18, 2003)...........          10.00        1.66                    -
______________________________________________________________________________________________

   2002      (PREDECESSOR COMPANY)
Fourth Quarter................................        $  1.37     $  0.12     $              -
Third Quarter.................................           4.56        0.50                    -
Second Quarter................................           9.75        3.30                    -
First Quarter.................................          15.14        5.82                0.250

-----------------------
(1) Distributions are shown in the quarter paid to common unitholders and are based on the prior quarter's earnings.

     On March 19, 2004, the high and low prices of our LLC units were $1.20 and $0.85, respectively. As previously discussed, we are in advanced discussions with a potential buyer regarding the sale of substantially all of our assets; however, there can be no assurance that we will consummate a transaction. If we are not successful in consummating the transaction, we will continue to pursue other strategic alternatives, which include the sale of additional assets (singularly or in groups) or a voluntary filing under the U.S. Bankruptcy Code. Based on our existing level of indebtedness, it is unlikely that either a sale or bankruptcy would yield any material residual value for our unitholders.

Holders

     As of March 2, 2004, there were approximately 373 record holders of our common units.

Distribution Policy

     Our credit facilities restrict our ability to make any distributions to unitholders during the term of the facilities. In addition, pursuant to the terms of the indenture governing our senior notes, distributions to unitholders are restricted due to the restrictions on our ability to make distributions under our credit facilities.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

     The following table sets forth selected income, balance sheet and operating data for the ten months ended December 31, 2003, the two months ended February 28, 2003 and the years ended December 31, 2002, 2001, 2000 and 1999. The selected financial data presented below for the ten months ended December 31, 2003 is financial information of the Successor Company post emergence from bankruptcy. The selected financial data for the two months ended February 28, 2003 and for the years ended December 31, 2002, 2001, 2000 and 1999 is financial information of the Predecessor Company, pre emergence from bankruptcy. As a result of the application of fresh start reporting under the American

Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" as of February 28, 2003, the financial statements of the Predecessor Company and the Successor Company include two different bases of accounting.

     The selected financial data as of and for the ten months ended December 31, 2003, two months ended February 28, 2003, and the years ended December 31, 2002 and 2001, has been derived from our audited Consolidated Financial Statements. The selected financial data for all other periods has been derived from our unaudited consolidated financial statements for the relevant periods.

(In Thousands, Except Per Unit and Operating Data)



                                                               |
                                             SUCCESSOR COMPANY |                        PREDECESSOR COMPANY
                                             ----------------- |------------------------------------------------------------------
                                                               |   TWO MONTHS
                                                 TEN MONTHS    |     ENDED                     YEAR ENDED DECEMBER 31,
                                                   ENDED       | FEBRUARY 28, 2003   ---------------------------------------------
                                             DECEMBER 31, 2003 |     (1) (2)         2002 (2)     2001 (1)      2000      1999(1)
                                             ----------------- |-----------------  -----------  -----------  ----------  --------
                                                               |                                            (UNAUDITED) (UNAUDITED)
                                                               |
INCOME STATEMENT DATA:                                         |
Operating revenue...........................  $        152,676 |$          31,979  $   182,942  $   250,573  $  259,525  $  243,430
                                                               |
Cost of sales...............................            23,995 |            5,155       24,489       42,900      41,472      49,633
Operating expenses..........................            70,102 |           13,020       94,274       97,969      97,255      93,240
Depreciation and amortization-operating ....            17,139 |            4,123       26,621       27,802      28,668      28,717
                                             ----------------- |-----------------  -----------  -----------  ----------  ---------
Gross profit................................            41,440 |            9,681       37,558       81,902      92,130      71,840
                                                               |
Selling, general and administrative expenses            45,959 |            6,846       53,480       45,051      44,279      41,908
Depreciation & amortization-corp. & other ..                22 |              519        3,267        3,083       2,511       1,751
Other (income) expense......................           (13,867)|               (8)       6,710       (1,092)       (244)       (950)
Impairment of assets........................                 - |                -        1,168            -           -           -
                                             ----------------- |-----------------  -----------  -----------  ----------  ---------
                                                               |
Operating income (loss).....................             9,326 |            2,324      (27,067)      34,860      45,584      29,131
                                                               |
Interest and related charges, net...........           (32,631)|           (5,587)     (45,749)     (34,044)    (28,780)    (28,942)
Other, net..................................               115 |               98          (44)        (517)     (2,626)       (247)
                                             ----------------- |-----------------  -----------  -----------  ----------  ---------
                                                               |
Income (loss) from continuing operations                       |
    before reorganization items, net                           |
    gain on discharge of debt and                              |
    fresh start adjustments.................           (23,190)|           (3,165)     (72,860)         299      14,178         (58)
                                                               |
Reorganization items........................                 - |           (7,330)      32,847            -           -           -
Net gain on discharge of debt and                              |
    fresh start adjustments.................                 - |           74,789            -            -           -           -
                                             ----------------- |-----------------  -----------  -----------  ----------  ---------
Income (loss) from continuing operations ...           (23,190)|           64,294      (40,013)         299      14,178         (58)
Loss from discontinued operations (3) ......           (30,639)|              (51)     (61,718)     (16,605)       (345)     (1,128)
                                             ----------------- |-----------------  -----------  -----------  ----------  ---------
                                                               |
Income (loss) before cumulative effect of                      |
    accounting change....................... $         (53,829)|$          64,243  $  (101,731) $   (16,306) $   13,833  $   (1,186)
                                             ================= | =================  ===========  ===========  ==========  =========
                                                               |
Net income (loss)........................... $         (53,829)|$          60,267  $  (101,731) $   (15,233) $   13,833  $      561
                                             ================= | =================  ===========  ===========  ==========  =========
                                                               |
Basic net income (loss) per Unit:                              |
     LLC Unit............................... $           (4.37)|$             N/A  $       N/A  $       N/A  $      N/A  $      N/A
                                             ================= |=================  ===========  ===========  ==========  =========
     Common Unit............................ $             N/A |$            0.12  $     (0.01) $     (0.54) $     0.49  $    (0.01)
                                             ================= |=================  ===========  ===========  ==========  =========
     Subordinated Unit...................... $             N/A |$               -  $     (3.24) $     (0.54) $     0.49  $     0.07
                                             ================= |=================  ===========  ===========  ==========  =========
Diluted net income (loss) per Unit.......... $           (4.37)|$            0.08  $     (1.07) $     (0.54) $     0.49  $     0.02
                                             ================= |=================  ===========  ===========  ==========  =========
Cash distributions per Unit................. $               - |$               -  $      0.25  $      1.90  $     1.90  $     1.90
                                             ================= |=================  ===========  ===========  ==========  ==========
                                                               |
BALANCE SHEET DATA (AT END OF PERIOD):                         |
Total assets................................ $         738,644 |                   $   873,434  $ 1,105,749  $1,494,472  $1,558,661
Total debt..................................           239,721 |                       208,912      417,500     235,000     309,055
Liabilities subject to compromise (4) ......                 - |                       292,827            -           -           -
Members'/Partners' capital (deficit) (5) ...           (14,397)|                       (68,475)      37,968      96,364     120,117
Additional partnership interests (6)........                 - |                         9,318        9,318       9,318       2,547
Capital expenditures (7)....................             8,298 |                        16,788       22,484      11,864      57,376
Cash distributions..........................                 - |                         4,712       43,163      37,586      30,380



                                                                 |                         PREDECESSOR COMPANY
                                              SUCCESSOR COMPANY  |  ----------------------------------------------------------------
                                              -----------------  |    TWO MONTHS
                                                 TEN MONTHS      |      ENDED                       YEAR ENDED DECEMBER 31,
                                                    ENDED        | FEBRUARY 28, 2003  ----------------------------------------------
                                              DECEMBER 31, 2003  |      (1) (2)         2002 (2)     2001 (1)      2000      1999(1)
                                              -----------------  | -----------------  -----------  -----------  ----------  --------
                                                                 |
OPERATING DATA:                                                  |
North American Crude Oil:                                        |
     Total lease volumes (thousands bpd) ...              250.0  |           242.2        276.7        361.0       408.2      408.8
                                                                 |
Pipeline Operations:                                             |
     Average volumes (thousands bpd)........              392.5  |           387.6        407.0        511.1       561.5      513.7

----------------------
(1) 1999 includes the cumulative effect of adopting Emerging Issues Task Force ("EITF") Issue 98-10, "Accounting for Contracts Involved in Energy Trading Activities." 2001 includes the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the change in the method of valuing inventories used in our energy trading activities. 2003 includes the cumulative effect of adopting SFAS No. 143, "Accounting for Asset Retirement Obligations" and the rescission of EITF Issue 98-10. See additional discussion in Notes 2 and 20 to our Consolidated Financial Statements.

(2) In 2002 reorganization items include primarily the net effects of the Enron Settlement Agreement ($45.5 million gain), adjustment to reflect the allowed claim amount of the 11% senior notes (write-off of deferred issuance costs of $5.1 million), and legal and professional fees ($7.1 million) as a result of our reorganization proceedings. The two months ended February 28, 2003 includes a $7.3 million gain on reorganization items, a $131.6 million gain on the discharge of debt and a $56.8 million loss from fresh start adjustments. See additional discussion in Notes 5 and 6 to our Consolidated Financial Statements.

(3) Effective December 31, 2003, we sold our Liquids Operations and effective October 1, 2003, we sold our natural gas liquids assets on the West Coast. The results of operations related to these operations have been reclassified to discontinued operations for all periods presented herein.

(4) Certain liabilities which existed at the date of our Chapter 11 filing are subject to compromise or other treatment under the Restructuring Plan. Liabilities Subject to Compromise include the 11% Senior Notes of $235 million, interest accrued on the 11% Senior Notes through our Chapter 11 filing date of $13.5 million, accounts payable of $34.9 million and allowed claims for environmental settlements during our bankruptcy of $8.0 million. See additional discussion in Note 5 to our Consolidated Financial Statements.

(5) Partners' Capital in 1999 includes the issuance of 3,500,000 Common Units to the public in September 1999.

(6) In February 1999, Enron contributed $21.9 million in additional partnership interests to the EOTT MLP pursuant to its commitment made in connection with the Support Agreement. In May 1999 and February 2000, Enron paid $2.5 million and $6.8 million, respectively, in support of EOTT MLP's first and fourth quarter 1999 distributions to its common unitholders in exchange for additional partnership interests.

(7) 1999 includes $38.4 million for the purchase of crude oil transportation and storage assets in New Mexico and Texas in May 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The statements in this Form 10-K that are not historical information are forward-looking statements. You can identify forward-looking statements by words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "forecast," "budget," "goal" or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, including those described under the heading "Risk Factors" beginning on page 39. Actual results may vary materially from those in the forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated historical financial statements and the notes thereto beginning on page F-1.

EXECUTIVE OVERVIEW

     We emerged from bankruptcy on March 1, 2003 as a highly leveraged company and have not been able to significantly reduce our debt to date. We will not be able to continue as a viable business unless we reduce our debt and attract new volumes.

     Our Restructuring Plan anticipated profitable Liquids Operations and a quick return of crude oil volume growth in 2003. After incurring an operating loss of $31.4 million from our Liquids Operations since our emergence from bankruptcy, we sold our Liquids Operations in December 2003 for approximately $20 million (see Note 8 to our Consolidated Financial Statements). Our pre-bankruptcy customers and business partners have been less willing to do business with us than we anticipated as a result of our being highly leveraged and having shown no substantive improvement in our financial performance. Although our Restructuring Plan assumed that our marketing volumes would increase to approximately 350,000 barrels per day by the end of 2003, our actual marketing volumes were approximately 254,000 barrels per day in December 2003, and we do not anticipate an appreciable increase in volumes for the remainder of 2004.

     Our cash flow from operations is not sufficient to meet our current cash requirements and, as a result, we have been borrowing under our Trade Receivables Agreement in order to fund our operations and capital needs. Absent a significant improvement in our business performance, we expect to continue to borrow to meet our cash requirements to the extent borrowed funds are available. At March 19, 2004, we had approximately $23.0 million in borrowing availability under our Trade Receivables Agreement. Based on our current cash requirements, we may exhaust our sources of available cash in the second quarter of 2004.

     Our Commodity Repurchase and Trade Receivables Agreements mature June 1, 2004, although we have an option to extend the maturity to August 30, 2004, subject to us being in compliance with our debt covenants. Our Letter of Credit and Term Loan mature in August 2004. We may be unable to arrange future financings on acceptable terms, which would limit our ability to refinance our existing indebtedness, fund our current operations and fund our future capital requirements.

     We have sold substantially all of our non-strategic assets in an effort to reduce our aggregate indebtedness, which was approximately $268 million as of March 15, 2004. We will not be able to use funds from future asset sales, if any, to meet our current cash needs because the proceeds from any such sales are likely to be required to reduce our outstanding indebtedness. In addition to asset sales, we have attempted, without success, to raise additional equity and to convert indebtedness to equity.

     We are in advanced discussions with a potential buyer regarding the sale of substantially all of our assets; however, there can be no assurances that we can consummate a transaction. The net proceeds of the transaction would be used to repay all of our outstanding indebtedness, as well as to satisfy other existing obligations. If the transaction were consummated, we would have no further operations and would wind down over a period of time.

     If we are not successful in consummating the transaction, we will continue to pursue other strategic altnernatives, which include the sale of additional assets (singularly or in groups) or a voluntary filing under the U.S.
Bankruptcy Code. Based on our existing level of indebtedness, it is unlikely that either a sale or bankruptcy would yield any material residual value for the Company's unitholders.

     The factors discussed above raise substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

FACTORS ADVERSELY AFFECTING OUR LIQUIDITY AND WORKING CAPITAL

     Our ability to fund our liquidity and working capital requirements has been adversely affected by various factors, including the following:

          - COVENANT BREACHES UNDER EXIT CREDIT FACILITIES. During the last four months of 2003 and in January 2004, we have breached certain covenants under our exit credit facilities, which include the Letter of Credit Agreement, the Term Loan, the Trade Receivables Agreement and the Commodity Repurchase Agreement. These covenants are discussed below. We have obtained a waiver of the 2003 violations and are currently in discussions with our lenders regarding a waiver for January 2004. In addition, we have reduced the lenders' maximum commitment under the Letter of Credit Facility from $325 million to $260 million.

               - Minimum Consolidated EBIDA. We are required to maintain a minimum, rolling cumulative four month total of consolidated Earnings Before Interest Depreciation and Amortization, subject to certain adjustments, as defined ("Minimum Consolidated EBIDA"). For the rolling four-month periods ended September 30, 2003, October 31, 2003, November 30, 2003, December 31, 2003, and January 31, 2004, the required Minimum Consolidated EBIDA under our exit credit facilities and our actual consolidated EBIDA were as follows:

                                     REQUIRED
   ROLLING FOUR-MONTH          MINIMUM CONSOLIDATED      ACTUAL CONSOLIDATED
      PERIOD ENDED                    EBIDA                     EBIDA
-------------------------      --------------------      -------------------
September 30, 2003.......         $ 6.6 million            $ 2.2  million
October 31, 2003.........         $ 8.7 million            $ 3.4  million
November 30, 2003........         $10.4 million            $(0.8) million
December 31, 2003........         $12.7 million            $(1.6) million
January 31, 2004.........         $16.0 million            $ 1.0  million

                    For the rolling four-month periods ending February 29, 2004, March 31, 2004, and April 30, 2004, we will be required to maintain Minimum Consolidated EBIDA of $15.7 million, $16.9 million and $16.5 million, respectively. Thereafter, the requirement continues to increase until it reaches $17.4 million for the four-month period ended August 31, 2004. Because this covenant becomes increasingly stringent, we expect we will not be in compliance with this covenant and thereby will be in default under our exit credit facilities for the foreseeable future.

               - Interest Coverage. We are required to maintain a minimum ratio of consolidated EBIDA to interest expense, subject to certain exclusions ("Interest Coverage Ratio"), over rolling consecutive four-month periods. For the rolling four-month periods ended September 30, 2003, October 31, 2003, November 30, 2003, December 31, 2003, and January 31, 2004, the
                    required Interest Coverage Ratio under our exit credit facilities and our actual interest coverage ratio were as follows:

                                   REQUIRED
  ROLLING FOUR-MONTH               INTEREST          ACTUAL INTEREST
     PERIOD ENDED               COVERAGE RATIO       COVERAGE RATIO
-------------------------       --------------       ---------------
September 30, 2003.......         .62 to 1.00          .24  to 1.00
October 31, 2003.........         .79 to 1.00          .37  to 1.00
November 30, 2003........         .93 to 1.00         (.09) to 1.00
December 31, 2003........        1.11 to 1.00         (.17) to 1.00
January 31, 2004.........        1.36 to 1.00          .10  to 1.00

                    For the rolling four-month periods ending February 29, 2004, March 31, 2004, and April 30, 2004, we will be required to maintain an Interest Coverage Ratio of 1.35 to 1.00, 1.36 to 1.00, and 1.34 to 1.00, respectively. This ratio requirement continues to increase until it reaches 1.42 to 1.0 for the four-month period ended August 31, 2004. Because this covenant becomes increasingly stringent, we expect we will not be in compliance with this covenant and thereby will be in default under our exit credit facilities for the foreseeable future.

               - Minimum Consolidated Tangible Net Worth. At the end of each month, from March 31, 2003 to December 31, 2003, we were required to maintain a minimum consolidated tangible net worth, subject to certain adjustments, as defined ("Minimum Consolidated Tangible Net Worth"), of $8.5 million. Actual Minimum Consolidated Tangible Net Worth at December 31, 2003 was $12.8 million. From January 31, 2004 to August 30, 2004, we are required to maintain a Minimum Consolidated Tangible Net Worth of $10 million. Actual Minimum Consolidated Tangible Net Worth at January 31, 2004 was $9.9 million.

               - Covenant Breach relating to Borrowing Base Calculation. We are required to maintain asset values (the "Borrowing Base") at all times that exceed our aggregate outstanding letters of credit ("LC Obligations"). As of February 15, 2004, aggregate LC Obligations exceeded the Borrowing Base by approximately $1.9 million. This represented a payment default of $1.9 million under our Letter of Credit Facility which was subsequently waived. As of March 15, 2004, the Borrowing Base exceeded LC Obligations by approximately $12 million.

               - Consequences of Covenant Breaches. Any default (covenant default or payment default, after applicable cure periods) under any of our exit credit facilities will cause a cross-default under all the other exit credit facilities. If a payment default under any of the exit credit facilities or any other debt obligation involves indebtedness of $10 million or more, or there is an acceleration of the indebtedness of $10 million or more, then the payment default under the exit credit facilities would be a default under the indenture relating to the 9% Senior Notes (the "9% Senior Notes Indenture"). A default under the 9% Senior Notes Indenture will cause a cross-default under our exit credit facilities.

                    Any breaches, unless waived, could severely limit our access to liquidity and credit support and result in our being required to repay all outstanding indebtedness, plus accrued and unpaid interest, under our exit credit facilities as well as the 9% Senior Note Indenture. Although our exit credit facility lenders provided a waiver for our breaches of covenants as of December 31, 2003, there can be no assurance they will provide waivers for any subsequent period, including January 31, 2004, or that any amendment to our exit credit facilities required to obtain such assurance will not adversely affect our liquidity.

               - Maturities of our Exit Facilities. We extended our Trade Receivables Agreement and Commodity Repurchase Agreement to June 1, 2004 (although we have an option to extend the maturity to August 30, 2004, subject to us being in compliance with our debt covenants) and our Term Loan and Letter of Credit Facility mature on August 30, 2004. As of March 15, 2004, we had $53.0 million of outstanding borrowings under our Trade Receivables Agreement, $16.9 million of outstanding borrowings under our Commodity Repurchase Agreement, and $75 million of borrowings under our Term Loan Agreement. Since we did not reduce Standard Chartered's exposure below $200 million by March 1, 2004, we paid a $2.5 million fee to Standard Chartered on March 15, 2004. We may not be able to repay the indebtedness under our exit credit facilities at maturity. Any replacement credit facilities, to the extent obtainable, may be at significantly greater cost to us. There can be no assurances, however, that replacement credit facilities can be obtained.

          - COVENANT BREACH UNDER ENRON NOTE. We are required to maintain at all times a letter of credit securing a promissory note payable to Enron Corp. (the "Enron Note") in the initial principal amount of $6.2 million. We failed to cause such letter of credit to be renewed at least 10 business days prior to its expiration, which resulted in an event of default under, and the automatic acceleration of, the Enron Note. As of December 31, 2003, $5.7 million was due and payable under the Enron Note. A replacement letter of credit has been issued, and we have asked Enron Corp. to waive the event of default and rescind the automatic acceleration of the note. There can be no assurance that Enron Corp. will provide the waiver or when such a waiver would be provided.

GOING CONCERN

     Our Consolidated Financial statements included in this report have been prepared assuming we will continue as a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business. The factors discussed above raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ASSET DISPOSITIONS

     During the last six months of 2003, we sold various assets in order to reduce our outstanding debt. Net proceeds of approximately $57 million from these asset sales were used to pay down amounts outstanding under the Commodity Repurchase Agreement. The most significant assets sales in 2003 are discussed below (in millions):

          ASSET SALES                          NET PROCEEDS
------------------------------------           ------------
Liquids Operations..................           $       20.0
West Coast Natural Gas Liquids......                    9.4
ArkLaTex............................                   16.2
West Texas/New Mexico Linefill......                   10.0
Other  .............................                    6.6
                                               ------------
                                               $       62.2
                                               ============

Sale of Liquids Operations

     Effective December 31, 2003, we sold all of our remaining natural gas liquids assets to a subsidiary of Valero Energy Corporation for approximately $20 million plus inventory value. The assets included 10 million barrels of underground salt dome storage and a 120-mile pipeline grid near Mont Belvieu, Texas, as well as Link's processing facility at Morgan's Point near LaPorte, Texas. An aggregate of $2 million of the purchase price was placed into escrow pending resolutions of certain post-closing title and inventory valuation reviews, and $15 million was used to pay down amounts outstanding under the Commodity Repurchase Agreement. In connection with the sale, we provided indemnifications to Valero for (1) title defects for a period of two years up to a maximum of $2 million and (2) pre-closing environmental liabilities with an indefinite term and no monetary limits.

Sale of West Coast Natural Gas Liquids Assets

     Effective June 25, 2003, we signed a definitive agreement to sell all of the assets comprising our natural gas gathering, processing, natural gas liquids fractionation, storage and related trucking and distribution facilities located on the West Coast. A sale of these assets to a third party had been one of the options considered by us since we emerged from bankruptcy. The sales price for the assets exclusive of inventory was $9.9 million. The closing occurred on October 1, 2003 and $9.0 million of the net proceeds from the sale was used to pay down amounts outstanding under the Commodity Repurchase Agreement. We recognized a loss on the sale of these assets in discontinued operations of $0.8 million.

Sale of Certain Marketing and Transportation Assets

     On October 1, 2003, we sold certain crude oil marketing and transportation assets in the Arkansas, Louisiana and Texas ("ArkLaTex") area to Plains Marketing L.P. and Plains All American Pipeline, L.P., a wholly owned subsidiary of Plains Resources, Inc. The sales price of these assets, including linefill, was approximately $17 million. Subsequent to closing, $16.2 million of the net proceeds from the sale was used to pay down amounts outstanding under the Commodity Repurchase Agreement. The gain on the sale of these assets was $11.7 million and was recorded in the fourth quarter of 2003.

     In the fourth quarter of 2003, we entered into a Crude Oil Joint Marketing Agreement with ChevronTexaco Global Trading, a division of Chevron U.S.A. Inc. ("ChevronTexaco"). The agreement was effective January 1, 2004 with a term of 10 years. Under the agreement, ChevronTexaco will market all of our lease crude oil in West Texas and Eastern New Mexico, with us handling the transportation of the crude oil and related administrative functions. In December 2003, we sold approximately 370,000 barrels of linefill held in West Texas and New Mexico to ChevronTexaco for approximately $10 million. We recognized a gain of approximately $2.6 million related to the sale, which gain has been deferred (included in Other Long-Term Liabilities on our Consolidated Balance Sheet), as the agreement contains mandatory obligations for us to repurchase the linefill from ChevronTexaco in the event that the agreement is terminated within the first five years.

CASH FLOWS

         Summarized cash flow information for the ten months ended December 31, 2003, two months ended February 28, 2003, supplemental information for the twelve months ended December 31, 2003, and the years ended December 31, 2002 and 2001 is presented below (in thousands):

                                  SUCCESSOR       |     PREDECESSOR                                  PREDECESSOR
                                   COMPANY        |       COMPANY                                      COMPANY
                               -----------------  |  -----------------                         -----------------------
                                  TEN MONTHS      |     TWO MONTHS          SUPPLEMENTAL       YEAR ENDED DECEMBER 31,
                                    ENDED         |        ENDED             YEAR ENDED        -----------------------
                               DECEMBER 31, 2003  |  FEBRUARY 28, 2003    DECEMBER 31, 2003       2002        2001
                               -----------------  |   -----------------    -----------------    --------    -----------
                                                  |
Operating Activities           $            (166) |  $          22,933    $          22,767    $ 34,699    $   (41,258)
Investing Activities                      46,999  |               (285)              46,714     (28,848)      (136,019)
Financing Activities                     (85,118) |              1,655              (83,463)      7,640        125,988
                               -----------------  |  -----------------    -----------------    --------    -----------
                                                  |
Increase (Decrease) in Cash    $         (38,285) |  $          24,303    $         (13,982)   $ 13,491    $   (51,289)
                               =================  |  =================    =================    ========    ===========

Cash Flows from Operating Activities

     Net cash provided by operating activities totaled $22.8 million in 2003 compared to $34.7 million in 2002. The decline in cash from operating activities reflects (1) a decrease in cash flows attributable to our Liquids Operations (operating losses (excluding impairment charges) totaled $29 million in 2003 as compared to operating income (excluding impairment charges) of $17 million during 2002; (2) a decrease in cash flows from inventory liquidations (changes in inventory totaled $21 million during 2003 compared to $53 million during 2002, when the crude oil market moved out of contango and into backwardation;
(3) an increase in cash flows attributable to our pipeline and marketing operations (operating income of $41 million in 2003 as compared to $1 million in 2002); (4) an increase in cash flows of $13 million attributable to buy/sell contracts with a single customer. The buy/sell contracts involved settlement of the buy-side (i.e., cash outflow) in December 2002 and settlement of the sell-side (i.e., cash inflow) in January 2003. It is unlikely that future operating cash flows will be materially effected by buy/sell contracts whose two components (i.e., one buy and one sale) are settled in different periods; and
(5) an increase in cash flows attributable to lower interest payments of $9.8 million in 2003 as compared to 2002. Cash flow from operating activities increased $76.0 million in 2002 as compared to 2001, primarily reflecting cash inflows from crude oil inventory liquidations in 2002 and higher cash outflows to satisfy working capital requirements in 2001.

     Crude oil market conditions can significantly impact our cash flows from period to period. During periods when demand for crude oil is weak (i.e., a "contango" market), storing crude oil is favorable because it can be sold at higher prices for future delivery. Storing crude oil will decrease current period cash from operations. When market conditions change such that there is a higher demand than supply for crude oil (i.e., a "backwardated" market), storing crude oil is no longer advantageous because we can capture a higher price for current month deliveries. The liquidation of crude oil inventory triggered by the change in market conditions (i.e., moving from "contango" to "backwardated") will increase current period cash from operations. This is illustrated by the previously mentioned improvement in cash from operations in 2002. We cannot predict when, or if, market conditions will change or the impact of such change on future inventory levels. Our ability to benefit in future periods, as we did in 2002 as discussed above, from significant storage activities could be adversely affected by the amount of credit support available to us under our credit facilities and our current cost of credit. Historically, our significant storage activities occurring during contango market conditions have been funded by credit support. At December 31, 2003, we had approximately $23 million of unused credit under our credit facilities (excluding letters of credit) to fund any additional working capital needs. Given this limited amount of credit, it is unlikely that we would participate in any material inventory storage activities in the near term.

     We had the following crude oil inventory quantities from our North American Crude Oil and Pipeline Operations as of the dates indicated below:

                                                                       BARRELS
                                                                    (IN THOUSANDS)
                                                                    --------------
December 31, 2001..........................................                  3,898
December 31, 2002..........................................                    591
December 31, 2003..........................................                    267

Cash Flows From Investing Activities

     Net cash provided by investing activities totaled $46.7 million for the year ended December 31, 2003 compared to cash used in investing activities of $28.8 million in 2002. Proceeds from sales of assets (net of restricted cash) totaled $56.2 million during 2003 compared to $2.4 million in 2002. The 2003 amount primarily reflects amounts realized from the sales of our West Coast natural gas liquids operations, our ArkLaTex marketing and transportation assets and our Liquids Operations as well as the sale of linefill associated with our West Texas operations. See "Asset Disposition" above for more information on these asset sales. Cash additions to property, plant and equipment totaled $9.4 million for the year 2003 as compared to $31.2 million in 2002. The 2003 amount consisted primarily of $3.2 million for a new line in Mississippi, $5.1 million of expenditures for other pipeline, storage tank and related facilities, $0.6 million for the Morgan's Point and Mont Belvieu facilities and $0.4 million related to the West Coast operations. Cash additions to property, plant, and equipment in 2002 primarily includes $10.5 million for the construction of a new pipeline in Mississippi, $5.3 million to complete a new pipeline and truck and rail facility for the West Coast operations, $6.5 million for other pipeline, storage tank and related facility improvements, $7.3 million related to the Morgan's Point Facility, and $0.2 million for information systems hardware and software. Cash used in investing activities in 2001 primarily reflects $117 million for the acquisition of the Liquids Operations in June 2001 and $36.2 million of cash additions to property, plant and equipment. The 2001 amounts were offset by proceeds from asset sales of $17.2 million, primarily from the sale of the West Coast crude oil gathering and marketing assets.

     We estimate that capital expenditures necessary to maintain the existing asset base at current operating levels will be approximately $11 million to $12 million during 2004. The level of additional capital expenditures by us will vary depending upon cash from operations, availability of financing, prevailing energy markets, general economic conditions and the current regulatory environment.

     Our credit facilities prohibit us from making capital expenditures outside of our present businesses and further place monetary limitations on capital expenditures.

Cash Flow From Financing Activities

     Net cash used in financing activities during the year ended December 31, 2003 totaled $83.5 million as compared to $7.6 million provided by financing activities during 2002. Cash used in financing activities during 2003 reflects the use of $56.2 million of net proceeds from asset sales to reduce amounts outstanding under our Commodity Repurchase Agreement. Additionally, amounts outstanding under our Trade Receivables Agreement declined by $23 million and we paid $3.8 million in fees related to the extension of our exit credit facilities. Cash provided by financing activities in 2002 reflects an increase in receivables financings and borrowings under term loans, partially offset by repayment of short-term borrowings to Standard Chartered and a decrease in amounts outstanding under our Commodity Repurchase Agreement using proceeds from the term loan. Additionally, during 2002, we paid distributions to unitholders of $4.7 million and incurred fees in connection with establishing the DIP Term Loan of $0.8 million. Cash provided by financing activities in 2001 primarily reflects an increase in repurchase agreements and short-term borrowings to finance the acquisition of the Liquids Operations, offset in part by amounts paid to unitholders of $43.2 million.

Contractual Obligations

     The following is a summary of certain contractual obligations at December 31, 2003 (in millions):

                                                                                    AFTER
                                   2004      2005      2006      2007      2008      2008     TOTAL
                                  ------    ------    ------    ------    ------    ------    ------
Operating Leases.............     $  5.3    $  4.2    $  3.3    $  1.0    $  0.3    $  0.4    $ 14.5
Capital Leases...............        0.1         -         -         -         -         -       0.1
Total Debt:
  9% Senior Notes............          -         -         -         -         -     109.2     109.2
  Term Loans(1)..............       75.0         -         -         -         -         -      75.0
  Commodity Repurchase
   Agreement (1).............       18.0         -         -         -         -         -      18.0
  Trade Receivables
   Agreement(1)..............       27.0         -         -         -         -         -      27.0
  Enron Note(2)..............        1.0       4.7         -         -         -         -       5.7
  Big Warrior Note...........        0.3       0.4       0.4       1.4         -         -       2.5
  Ad Valorem Tax Liability...        2.8       0.9       1.0       1.1       0.8         -       6.6
Other long-term liabilities..          -         -         -         -         -       1.8       1.8
                                  ------    ------    ------    ------    ------    ------    ------
                                  $129.5    $ 10.2    $  4.7    $  3.5    $  1.1    $111.4    $260.4
                                  ======    ======    ======    ======    ======    ======    ======

     (1)  See previous discussion of covenant violations and cross defaults.

     (2)  See previous discussion regarding events of default.

     We provide certain purchasers with irrevocable letters of credit to secure our obligations to purchase crude oil or feedstocks for our crude oil marketing activities. Liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil or feedstock is purchased. These letters of credit are generally issued for up to sixty-day periods and are cancelled upon the payment of the purchase obligation. At December 31, 2003, we had outstanding letters of credit of approximately $250 million.

     As a gatherer and marketer of crude oil, we enter into contractual commitments to purchase and sell crude oil primarily under contracts with 30-day renewable terms. Generally, as we purchase lease crude oil, we enter into corresponding sale transactions involving physical deliveries of crude oil to third-party users or corresponding sales of future contracts on the NYMEX. Throughout the process, we seek to maintain a substantially balanced position with respect to the price and volume of crude oil purchases and sales. Most transactions we enter into are at market responsive prices and fluctuate with changes in the NYMEX price of crude oil. In addition, a majority of our transactions do not have fixed volumes. Crude oil purchases for December 2003 were approximately $400 million.

     In the normal course of business, we have incurred legal obligations associated with the retirement of certain of our tangible long-lived assets. Effective January 1, 2003, we adopted a new accounting method (see Note 20 to our

Consolidated Financial Statements), which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. Determination of the fair value of an asset retirement obligation is based on numerous estimates and assumptions including estimated third-party costs, future inflation rates and the future timing of settlement of the obligations.

     We have estimated the fair value of asset retirement obligations where the settlement date is reasonably determinable. We recorded a liability of $1.7 million on January 1, 2003 for asset retirement obligations with reasonably determinable settlement dates. We cannot, however, currently make reasonable estimates of the fair values of certain other asset retirement obligations because the settlement dates cannot be reasonably determined. As of December 31, 2003, we estimated that the undiscounted future cash flows to settle these unrecorded asset retirement obligations would be approximately $12 million. This amount does not represent the fair value of the unrecorded liability, which would discount the future cash flows to their present value based on the expected settlement date. We will record a liability at fair value for retirement obligations associated with these unrecorded obligations in the period in which sufficient information exists to reasonably estimate the settlement dates of the respective retirement obligations. After taking into consideration the extended time period over which settlement of the unrecorded asset retirement obligations could occur, we have concluded that the unaccrued asset retirement obligations are not reasonably likely to have a material effect on our future financial condition and future results of operations.

BANKRUPTCY PROCEEDINGS AND RESTRUCTURING PLAN

     On October 8, 2002, EOTT Energy Partners, L.P. ("EOTT MLP") and its subsidiaries filed pre-negotiated voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "EOTT Bankruptcy"). The filing was made in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "EOTT Bankruptcy Court"). Additionally, EOTT Energy Corp. ("EOTT General Partner") filed a voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court in order to join in the voluntary, pre-negotiated bankruptcy proceedings filed on October 8, 2002. On October 24, 2002, the EOTT Bankruptcy Court administratively consolidated for distribution purposes EOTT General Partner's bankruptcy filing with the previously filed cases. We operated as debtors-in-possession under the Bankruptcy Code, which means we continued to remain in possession of our assets and properties and continued our day-to-day operations.

     The EOTT Bankruptcy Court confirmed our Third Amended Joint Chapter 11 Plan of Reorganization, as supplemented ("Restructuring Plan") on February 18, 2003, and it became effective on March 1, 2003. We emerged from bankruptcy as a limited liability company named EOTT Energy LLC, which became the successor registrant to EOTT MLP. We subsequently changed our name to Link Energy LLC on October 1, 2003.

     As of February 28, 2003 (the date chosen for accounting purposes), we adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under fresh start reporting, we adjusted our assets and liabilities to their fair values as of February 28, 2003. Our reorganization value of approximately $856 million was determined based on discounted cash flow, comparable transaction and capital market comparison analyses. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the valuations will be realized, and actual results could vary significantly. Please read Note 6 to our Consolidated Financial Statements.

     As a result of the application of fresh start reporting under SOP 90-7, our financial results for the twelve months ended December 31, 2003 include two different bases of accounting and accordingly, the financial condition, operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained elsewhere herein, references to the "Predecessor Company" are references to us for periods through February 28, 2003 (the last day of the calendar month in which we emerged from bankruptcy) and references to the "Successor Company" are references to us for periods subsequent to February 28, 2003.

RESULTS OF OPERATIONS

     The following review of our results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. As discussed above, we emerged from bankruptcy and adopted fresh start reporting pursuant to SOP 90-7 effective as of February 28, 2003. Accordingly, the financial statements of the Successor Company and the Predecessor Company are not comparable in total; however, operating revenues, gross profit and operating income (loss) (excluding changes in depreciation and amortization where noted) and interest and financing costs (except where noted) are comparable.

     For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have supplementally combined actual operating results for the Successor Company for the ten months ended December 31, 2003 and for the Predecessor Company for the two months ended February 28, 2003 in order to enhance a reader's understanding of our results of operations. Ordinarily, such comparison would not be presented under SOP 90-7. However, since the reorganization and the adoption of fresh start reporting only impacted our depreciation and amortization, as a result of the change in the carrying amount of our long-lived assets, and our interest expense, primarily through the discharge of debt related to our senior notes, comparison of our results of operations pre- and post-reorganization is useful once a reader understands the impact on depreciation and amortization expense and interest and financing costs. Variations resulting from reorganization items, net gain on discharge of debt and fresh start adjustments will be discussed separately where significant.

OVERVIEW OF RESULTS OF OPERATIONS

     We reported a net loss of $53.8 million for the ten months ended December 31, 2003, which was primarily related to operating losses from our discontinued Liquids Operations and high financing costs. The operating losses of $31.4 million from our discontinued Liquids Operations were primarily attributable to significantly lower margins from MTBE sales in 2003 due to high feedstock prices, a $3.0 million lower of cost or market adjustment in March 2003, a $1.7 million charge related to the inventory and accounts payable adjustments, $6.8 million of charges related to the phase out of MTBE and an $8.3 million loss on the sale of the Liquids Operations. In addition, we reported $35.0 million of operating income from our crude oil marketing and transportation activities due to more favorable market conditions and lower operating expenses, which includes a $4.6 million charge related to a downward revision of our estimate of physical crude oil linefill in certain pipelines we operate in West Texas and New Mexico, and $32.6 million of interest and related charges.

     We reported net income of $60.3 million for the two months ended February 28, 2003. Net income for the two months ended February 28, 2003 is primarily attributable to: (1) reorganization expenses of $7.3 million related to legal and professional fees related to the bankruptcy proceedings; (2) a net gain on the discharge of debt of $131.6 million in connection with the Restructuring Plan; (3) fresh start adjustments of $56.8 million resulting from adjusting assets and liabilities to fair value in accordance with SOP 90-7; (4) operating income of $6.4 million from our crude oil marketing and transportation activities; and (5) interest and related charges of $5.6 million.

SEGMENT RESULTS

     Through our affiliated limited partnerships, Link Energy Limited Partnership, Link Energy Canada Limited Partnership, Link Energy Pipeline Limited Partnership, and EOTT Energy Liquids, L.P., we are engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and related activities. Prior to their disposition in 2003, we were also engaged in the operation of a hydrocarbon processing plant, a natural gas liquids storage facility and natural gas liquids assets on the West Coast. See Note 8 to our Consolidated Financial Statements for information regarding the disposition of these assets. The results of operations related to these assets have been reclassified to discontinued operations for all periods presented herein. Our remaining principal business segments are our North American Crude Oil gathering and marketing operations and our Pipeline Operations. Our gathering and marketing operations are characterized by large volume and narrow profit margins on purchase and sale transactions and the absolute price levels for crude oil do not necessarily bear a relationship to gross profit.

     The following table contains selected financial data for our business for the ten months ended December 31, 2003, two months ended February 28, 2003, supplemental information for the twelve months ended December 31, 2003 and the twelve months ended December 31, 2002 and 2001 (in millions):

                                           SUCCESSOR COMPANY | PREDECESSOR COMPANY                          PREDECESSOR COMPANY
                                           ----------------- | -------------------                        ------------------------
                                                             |                         SUPPLEMENTAL       YEAR ENDED DECEMBER 31,
                                            TEN MONTHS ENDED |   TWO MONTHS ENDED       YEAR ENDED        ------------------------
                                           DECEMBER 31, 2003 |  FEBRUARY 28, 2003  DECEMBER 31, 2003 (1)     2002          2001
                                           ----------------- |  -----------------  ---------------------  ----------    ----------
                                                             |
Operating Revenues:                                          |
                                                             |
   N. A. Crude Oil.......................  $           118.1 |  $            25.9  $           144.0      $    143.3    $    210.9
   Pipeline Operations...................               88.5 |               16.1              104.6           107.3         127.5
   Intersegment Eliminations/Other.......              (53.9)|              (10.0)             (63.9)          (67.7)        (87.8)
                                           ----------------- |  -----------------  ---------------------  ----------    ----------
     Total...............................  $           152.7 |  $            32.0  $           184.7      $    182.9    $    250.6
                                           ================= |  =================  =====================  ==========    ==========
                                                             |
Gross Profit:                                                |
                                                             |
   N. A. Crude Oil (2)...................  $            12.7 |  $             4.3  $            17.0      $      3.4    $     25.2
   Pipeline Operations...................               28.7 |                5.4               34.1            34.2          56.7
   Corporate and Other...................                  - |                  -                  -               -             -
                                           ----------------- |  -----------------  ---------------------  ----------    ----------
     Total...............................  $            41.4 |  $             9.7  $            51.1      $     37.6    $     81.9
                                           ================= |  =================  =====================  ==========    ==========
                                                             |
Operating Income (Loss):                                     |
                                                             |
   N. A. Crude Oil.......................  $             4.5 |  $             2.9  $             7.4      $    (13.9)   $      9.8
   Pipeline Operations...................               30.5 |                3.5               34.0            15.3          50.0
   Corporate and Other...................              (25.6)|               (4.1)             (29.7)          (28.5)        (24.9)
                                           ----------------- |  -----------------  ---------------------  ----------    ----------
     Total...............................  $             9.4 |  $             2.3  $            11.7      $    (27.1)   $     34.9
                                           ================= |  =================  =====================  ==========    ==========
                                                             |
Interest and Financing Costs, net........  $            32.6 |  $             5.6  $            38.2      $     45.7    $     34.0
                                           ================= |  =================  =====================  ==========    ==========
Reorganization Items, Net Gain on                            |
   Discharge of Debt and Fresh Start                         |
   Adjustments...........................  $               - |  $            67.5  $            67.5      $     32.8    $        -
                                           ================= |  =================  =====================  ==========    ==========
                                                             |
Income (Loss) from Discontinued                              |
   Operations............................  $           (30.6)|  $            (0.1) $           (30.7)     $    (61.7)   $    (16.6)
                                           ================= |  =================  =====================  ==========    ==========
Cumulative Effect of Accounting                              |
   Changes...............................  $               - |  $           (4.0)  $           (4.0)      $        -    $      1.1
                                           ================= |  =================  =====================  ==========    ==========

---------------
(1) We have combined actual operating results for the Successor Company for the ten months ended December 31, 2003 and for the Predecessor Company for the two months ended February 28, 2003 in order to facilitate a comparative analysis to the prior fiscal period.

(2) Includes intersegment transportation costs from our Pipeline Operations segment for the transport of crude oil at published pipeline tariffs and purchases of crude oil inventory from our Pipeline Operations segment. Intersegment transportation costs and net purchases of crude oil inventory from our Pipeline Operations segment were $83.4 million, $79.0 million and $103.5 million for the twelve months ended December 31, 2003, 2002 and 2001, respectively.

TWELVE MONTHS ENDED DECEMBER 31, 2003 (SUPPLEMENTAL) COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 2002

North American Crude Oil

     Operating income from our North American Crude Oil business segment was $7.4 million in 2003 compared to an operating loss of $13.9 million in 2002. The primary factors that affected gross profit and operating income in this segment for 2003 and 2002 were:

          - P+ averaged $4.07 per barrel in 2003 compared to $3.26 per barrel in 2002. P+ is the forward price spread between field postings and liquid market locations. At the end of 2003, gross profit on approximately 15% of our purchases of lease crude oil were impacted by P+. The price differential between West Texas Intermediate and West Texas Sour crude oil (the "WTI/WTS differential") was $2.68 per barrel in 2003, versus $1.39 per barrel in 2002. The larger the WTI/WTS differential, the higher our gross profit. At the end of 2003, approximately 6% of our purchases of lease crude oil were impacted by the WTI/WTS differential.

          - Crude oil lease volumes averaged 249,000 barrels per day ("bpd") in 2003 compared to 277,000 bpd in 2002. Total sales volumes averaged 476,000 bpd in 2003 compared to 520,000 bpd in 2002. The reduction in marketing activities and lease volumes purchased reflects the loss of certain lease and spot barrels as a result of increased requests for credit from our suppliers and other factors resulting from Enron's bankruptcy and our bankruptcy as well as the overall credit environment in the energy industry.

          - Gross profit per lease barrel was $0.19 per barrel in 2003 compared to $0.03 per barrel in 2002 due to more favorable market conditions, low margin per barrel contracts renegotiated or terminated during 2002 and 2003 as a part of our Restructuring Plan initiatives and lower operating expenses.

          - In the second quarter of 2003, we received contaminated crude oil from one of our suppliers. We incurred a $1.2 million loss on the sale of the contaminated crude and incurred approximately $0.4 million of costs.

          - Total expenses decreased approximately $13.1 million in 2003 due to lower employee related expenses of $6.9 million, lower operating expenses of $0.1 million, lower safety and environmental expenses of $1.1 million, lower depreciation of $2.8 million, lower severance costs of $0.5 million and an impairment charge of $1.2 million recorded in 2002 related to a marine facility. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

          - Other income increased $2.9 million in 2003 primarily due to a gain on the sale of the ArkLaTex marketing and transportation assets in 2003.

Pipeline Operations

     Operating income from our Pipeline Operations was $34.0 million in 2003 compared to operating income of $15.3 million in 2002. The primary factors that affected this business in 2003 and 2002 were:

          - Revenues from our Pipeline Operations decreased $2.7 million in 2003 compared to 2002 reflecting reduced lease volumes transported by our North American Crude Oil business segment offset by our ability to enhance revenues by effectively managing the different qualities of crude oil in our pipelines. Average volumes transported in 2003 were 392,000 bpd compared to 407,000 bpd in 2002. Revenue per barrel was $0.73 per barrel in 2003 and $0.72 per barrel in 2002.

          - Total expenses for our Pipeline Operations decreased approximately $2.2 million in 2003 compared to 2002. The primary factors affecting total expenses are:

               -- Lower employee expenses of $3.2 million, lower depreciation of $2.6 million, and lower safety and environmental costs of $3.5 million offset by higher operating costs of $1.1 million (which is primarily attributable to repair and maintenance costs). The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

               -- Higher cost of sales of $5.5 million primarily due to the $4.6 million charge related to the downward revision of our estimate of physical crude oil linefill volumes in certain pipelines we operate in West Texas and New Mexico. See further discussion regarding the change in linefill estimates in Note 9 to our Consolidated Financial Statements.

          - Other income was $10.1 million in 2003 compared to other expenses of $9.1 million in 2002. 2003 includes a $9.2 million gain on the sale of the ArkLaTex transportation assets. 2002 includes charges of $8.0 million related to the settlement of various environmental matters and claims made with respect to environmental contingencies during our bankruptcy process.

Corporate and Other

     Corporate and other costs increased approximately $1.2 million, which principally reflects higher professional fees of $1.1 million, higher legal costs of $0.7 million primarily related to the Kniffen Estates litigation, non-cash compensation expense of $2.3 million related to restricted units granted in October 2003, recovery from the settlement of an insurance claim for $1.1 million in 2002 and a gain on the sale of NYMEX seats for $1.3 million in 2002. These amounts were partially offset by lower employee costs of $1.8 million, lower severance costs of $0.7 million and lower depreciation of $2.7 million. The decrease in depreciation is attributable to the reduction in carrying value of assets resulting from fresh start reporting.

Reorganization Items, Net Gain on Discharge of Debt and Fresh Start Adjustments

     Reorganization items were $7.3 million in 2003 as compared to $32.8 million in 2002. The 2003 amount is primarily comprised of legal and professional fees related to the bankruptcy proceedings. The 2002 amount reflects net amounts forgiven in connection with our settlement agreement with Enron ($45.5 million) and interest income incurred on amounts advanced to us under the DIP Financing agreement. These amounts were partially offset by legal and professional fees incurred related to the bankruptcy filing ($7.1 million), retention charges ($0.7 million) and the adjustment to reflect the allowed claim amount of the senior notes (write-off of deferred issuance costs of $5.1 million). The net gain on the discharge of debt of $131.6 million in 2003 was recorded net of the 9% senior notes and limited liability company units issued to the creditors upon emergence from bankruptcy. The fresh start adjustments of $56.8 million in 2003 result from adjusting assets and liabilities to fair value.

Interest and Financing Costs, Net

     The primary factors that affected interest and financing costs for 2003 and 2002 were:

          - Facility and extension fees on the credit facilities and term loan with Standard Chartered, SCTS and Lehman were $2.2 million lower during 2003 compared to 2002. The decrease is primarily attributable to facility fees being incurred for pre-bankruptcy credit facilities as well as DIP credit facilities and term loans during 2002.

          - Interest on working capital loans was $1.5 million lower in 2003 compared to 2002 as a result of lower average debt outstanding. Amounts outstanding under financing facilities were $45 million and $125 million at December 31, 2003 and 2002, respectively. Borrowing rates ranged from LIBOR plus 75 basis points to LIBOR plus 250 basis points (prior to the bankruptcy) to LIBOR plus 300 basis points (through August 29, 2003) and LIBOR plus 700 basis points (effective August 30, 2003) under the exit facilities.

          - Letter of credit costs were $8.7 million in 2003 under the credit facilities with Standard Chartered compared to $6.3 million for 2002. Higher letter of credit usage resulted from our bankruptcy and higher crude oil prices. Letter of credit fees averaged 3.0%.

          - Interest on the Term Loan totaled $8.6 million in 2003 compared to $3.2 million in 2002. The Term Loan was entered into in connection with our DIP facilities in October 2002 and refinanced under the exit credit facilities in February 2003.

          - Interest on the 9% senior notes issued March 1, 2003 was $9.3 million for the period from March 1, 2003 to December 31, 2003 compared to interest of $19.9 million recognized on the 11% senior notes during 2002. The decrease in interest expense is a result of the discharge of debt related to our $235 million of 11% senior notes in connection with our bankruptcy.

Discontinued Operations

     Our discontinued operations had an operating loss of $30.7 million in 2003 compared to a $61.7 million loss in 2002. The lower operating loss in 2003 is primarily attributable to $76.1 million of impairment charges recorded in 2002 related to our Morgan's Point Facility ($20.2 million), Mont Belvieu Facility ($33.0 million), and our West Coast natural gas liquids assets ($22.9 million), to reflect these assets at their estimated fair values at December 31, 2002. This change was offset by (1) significantly lower margins from MTBE sales in 2003 due to high feedstock prices; (2) a $3.0 million lower of cost or market adjustment in the first quarter of 2003; (3) a $1.7 million charge related to the inventory and accounts payable reconciliation adjustments; (4) $6.8 million of charges related to the phase out of MTBE including severance ($1.9 million), impairment of long-lived assets ($2.7 million), and write-down of materials and supplies ($2.3 million); and (5) an $8.3 million loss on the sale of the Liquids Operations.

Cumulative Effect of Accounting Changes

     The EITF reached a consensus in EITF Issue 02-03 to rescind EITF 98-10 effective January 1, 2003. The cumulative effect of the accounting change on January 1, 2003, was a loss of $2.4 million. See further discussion in Note 20 to our Consolidated Financial Statements. In addition, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," on January 1, 2003. In connection with the adoption of SFAS 143, we recorded a $1.6 million loss as a cumulative effect of an accounting change. See further discussion in Note 20 to our Consolidated Financial Statements.

TWELVE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 2001

North American Crude Oil

     The operating loss from our North American Crude Oil business segment was $13.9 million in 2002 compared to operating income of $9.8 million in 2001. The primary factors that affected gross profit and operating income in this segment for 2002 and 2001 were:

          - P+ averaged $3.26 per barrel in 2002 compared to $3.22 per barrel in 2001. The WTI/WTS differential was $1.39 per barrel in 2002, versus $2.91 per barrel in 2001.

          - Crude oil lease volumes averaged 277,000 bpd in 2002 compared to 361,000 bpd in 2001. Total sales volumes averaged 520,000 bpd in 2002 compared to 888,000 bpd in 2001. The reduction in marketing activities and lease volumes purchased reflects the elimination of certain low margin crude oil lease volumes in the first nine months of 2001 and the loss of certain lease barrels as a result of increased requests for credit from our suppliers starting in late 2001 as a result of Enron's bankruptcy and our bankruptcy filing in October 2002.

          - Gross profit per lease barrel was $0.03 per barrel in 2002 compared to $0.19 per barrel in 2001 due to more favorable market conditions in 2001.

          - Total expenses decreased approximately $5.6 million in 2002 due to lower employee related expenses of $6.0 million, offset by higher severance costs of $0.7 million recorded in the third quarter of 2002 in connection with realignment initiatives.

Pipeline Operations

     Operating income from our Pipeline Operations was $15.3 million in 2002 compared to operating income of $50.0 million in 2001. The primary factors that affected this business in 2002 and 2001 were:

          - Revenues from our Pipeline Operations decreased $20.2 million reflecting reduced lease volumes transported by our North American Crude Oil business segment. Average volumes transported in 2002 were 407,000 bpd compared to 511,000 bpd in 2001. Revenue per barrel was $0.72 per barrel in 2002 and $0.68 per barrel in 2001.

          - Total expenses for our Pipeline Operations increased approximately $5.3 million in 2002 compared to 2001. The primary factors affecting total expenses are:

               -- Higher employee expenses of $3.3 million, higher safety and environmental costs of $1.7 million and higher severance costs of $0.3 million offset by lower operating costs of $0.6 million and lower depreciation and amortization of $0.9 million.

               -- Higher cost of sales of $0.8 million primarily due to higher losses for unaccounted for crude oil volumes.

          - Other expenses were $9.2 million which includes charges of $8.0 million related to the settlement of various matters and claims made with respect to environmental contingencies during our bankruptcy process.

Corporate and Other

     Corporate and other costs increased approximately $3.6 million. The increase is due primarily to increased costs related to Enron's bankruptcy and restructuring costs (incurred prior to October 2002) related to our Chapter 11 filing. These costs include restructuring costs of $2.6 million for the first nine months of 2002, severance costs of $0.7 million, accounting costs of $0.5 million and insurance costs of $2.4 million. These amounts were partially offset by recovery from the settlement of an insurance claim for $1.1 million and a gain on the sale of NYMEX seats for $1.3 million in 2002.

Reorganization Items, Net Gain on Discharge of Debt and Fresh Start Adjustments

     Reorganization items of $32.8 million are primarily comprised of a net gain on the Enron Settlement of $45.5 million (see further discussion in Note 17 to our Consolidated Financial Statements), legal and professional fees related to the bankruptcy proceedings of $7.1 million, retention charges of $0.7 million and the write-off of deferred issuance costs of $5.1 million to reflect the allowed claim amount of the senior notes.

Interest and Financing Costs, Net

     The primary factors that affected interest and financing costs for 2002 and 2001 were:

          - Facility fees on the credit facilities and term loan with Standard Chartered, SCTS and Lehman were $8.4 million higher during 2002 compared to 2001.

          - Interest on working capital loans was $1.8 million higher in 2002 compared to 2001 as a result of higher average debt outstanding and the increase in borrowing rates. Amounts outstanding under financing facilities were $200.0 million and $182.5 million at December 31, 2002 and 2001, respectively. Borrowing rates ranged from LIBOR plus 75 basis points to LIBOR plus 250 basis points (prior to the bankruptcy) to LIBOR plus 300 basis points.

          - Letter of credit costs were $6.3 million in 2002 under the credit facilities with Standard Chartered compared to $0.8 million for 2001. Letters of credit outstanding at December 31, 2002 and 2001 were $274.0 million and $196.1 million respectively. Higher letter of credit usage resulted from our bankruptcy. Letter of credit fees averaged 3.0% during 2002 and ranged from 0.375% under the Enron Credit Facility to up to 3% under the Credit Facility in late 2001.

          - Interest on the DIP Term Loan totaled $1.5 million in 2002 and $3.2 million in 2001. The DIP Term Loan was entered into in connection with our DIP facilities in October 2002.

          - Interest on the 11% senior notes was $5.9 million lower in 2002 due to the cessation of interest accruals effective with our bankruptcy filing on October 8, 2002.

Discontinued Operations

     Our discontinued operations had an operating loss of $61.7 million in 2002 compared to an operating loss of $16.6 million in 2001. The 2002 loss includes impairment charges of $76.1 million previously discussed. The 2001 loss includes impairment charges of $29.1 million as a result of Enron Gas Liquids, Inc.'s nonperformance under the Toll Conversion and Storage Agreements. See further discussion in Note 8 to our Consolidated Financial Statements. Excluding the impairment charges, discontinued operations had operating income of $14.4 million in 2002 compared to operating income of $12.4 million in 2001.

Cumulative Effect of Accounting Changes

     We adopted SFAS 133, effective January 1, 2001. The cumulative effect of the accounting change on January 1, 2001, was income of $1.3 million. See further discussion in Note 20 to our Consolidated Financial Statements. In addition, in the first quarter of 2001, we changed our method of accounting for inventories used in our energy trading activities. The cumulative effect of the accounting change on January 1, 2001 was income of $0.2 million. See further discussion in Note 20 to our Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN 46R replaces FIN 46 which we implemented effective with the adoption of fresh start reporting on March 1, 2003). See Note 20 to our Consolidated Financial Statements for discussion regarding the adoption of FIN
46. FIN 46R is required to be implemented by the end of the first reporting period beginning after December 15, 2003. We plan to adopt FIN 46R effective January 1, 2004. Adoption of FIN 46R will not have an impact on our financial statements.

CERTAIN LITIGATION AND ENVIRONMENTAL MATTERS

     Please read Item 3. Legal Proceedings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from those estimates. Our significant accounting policies are summarized in Note 2 to our Consolidated Financial Statements included elsewhere in this report.

REVENUE AND EXPENSES

     We routinely make accruals for both revenues and expenses due to the timing of receiving information from third parties, reconciling our records with those of third parties, claims that have been incurred but not processed and costs that accrue over time under benefit and incentive plans. Prior to the adoption of EITF 02-03, substantially all of our gathering, marketing and trading activities were accounted for on a fair value basis under EITF 98-10 or SFAS 133 with changes in fair value included in earnings. EITF 02-03 precludes mark to market accounting for energy trading contracts that are not derivative instruments pursuant to SFAS 133. See further discussion in Note 20 to our Consolidated Financial Statements regarding the impact of adopting EITF 02-03. Certain estimates were made in determining the fair value of contracts. We have determined these estimates using available market data and valuation methodologies. We believe our estimates for these items are reasonable, but there is no assurance that actual amounts will not vary from estimated amounts.

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

IMPAIRMENT OF ASSETS

     We evaluate impairment of our long-lived assets in accordance with SFAS No. 144, and would recognize an impairment when estimated undiscounted future cash flows associated with an asset or group of assets are less than the asset carrying amount. If an asset is impaired, the asset is written down to fair value. Long-lived assets are subject to factors which could affect future cash flows. These factors include competition, our financial condition and cost of credit which impacts our ability to maintain or increase our crude oil volumes, regulation, environmental matters, consolidation in the industry, refinery demand for specific grades of crude oil, area market price structures and continued development drilling in certain areas of the United States. We continuously monitor these factors and pursue alternative strategies to maintain or enhance cash flows associated with these assets; however, no assurances can be given that we can mitigate the effects, if any, on future cash flows related to any changes in these factors. See further discussion of asset impairments recorded in Note 8 to our Consolidated Financial Statements.

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

FRESH START REPORTING

     We adopted fresh start reporting required by SOP 90-7 as of February 28, 2003 (the date chosen for accounting purposes). In accordance with the principles of fresh start reporting, we have adjusted our assets and liabilities to their fair values. We used independent third-party financial advisors and valuation specialists to assist in the determination of our enterprise value, the allocation of our reorganization value to our tangible and identifiable intangible assets and the fair value of our long-term liabilities. The valuations were based on a number of estimates and assumptions such as annual volumes and cash flows, terminal values and discount rates, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the valuations will be realized and actual results could vary significantly. See further discussion in Note 6 to our Consolidated Financial Statements.

CRUDE OIL LINEFILL ESTIMATES

     Measuring the physical volumes of crude oil linefill in certain of the pipelines we operate in the West Texas and New Mexico area is inherently difficult. Because these pipelines are operated under very little pressure, unlike the vast majority of our other pipelines, we cannot use traditional engineering based methods to estimate the physical volumes in the system but instead have utilized certain operational assumptions and topographical information which take into consideration the measurement limitations. See further discussion in Note 9 to our Consolidated Financial Statements.

RISK FACTORS

RISK FACTORS RELATING TO OUR BUSINESS

Our ability to continue as a going concern is uncertain.

     We are highly leveraged and have shown no substantive improvement in our financial performance since emerging from bankruptcy in March 2003. Our pre-bankruptcy customers and business partners have been less willing to do business with us than we anticipated and our marketing volumes have not improved as originally assumed in our Restructuring Plan. Due to these and other factors, we recently breached various covenants under our credit facilities with respect to the last four months of 2003 and in January 2004. Although these breaches have been waived as of December 31, 2003, we expect to be in default under our credit facilities for the foreseeable future. There can be no assurance that our lenders will waive any future breaches, including January 31, 2004, under our credit facilities. For more information, please read Note 3 to our Consolidated Financial Statements included elsewhere herein.

     Our ability to obtain letters of credit to support our purchases of crude oil is fundamental to our crude oil gathering and marketing activities. The amount of letters of credit is primarily based on volume and crude oil prices. If volumes remain constant and crude oil prices increase, the dollar amount of letters of credit will increase. We can give no assurance that we will not be required to further reduce or restrict our gathering and marketing activities because of continuing limitations on our ability to obtain credit support and financing for our working capital needs, as well as the high cost of such support. Any significant decrease in our financial strength, regardless of the reason for such decrease, may also increase the number of transactions requiring letters of credit or other financial support, may make it more difficult for us to obtain such letters of credit and/or may increase the cost of obtaining them. This could in turn adversely affect our ability to maintain our level of purchasing and marketing activities or otherwise adversely affect our profitability.

     Our cash flow from operations is not sufficient to meet our current cash requirement and, as a result, we have been borrowing under our Trade Receivables Agreement in order to fund our operations and capital needs. Absent a significant improvement in our business performance, we expect to continue to borrow to meet our cash requirements to the extent borrowed funds are available. Based on our current cash requirements, we may exhaust our sources of available cash in the second quarter of 2004.

     Our Commodity Repurchase and Trade Receivables Agreements mature June 1, 2004, although we have an option to extend the maturity to August 30, 2004, subject to us being in compliance with our debt covenants. Our Letter of Credit Facility and Term Loan mature in August 2004. We may be unable to arrange future financings on acceptable terms, which would limit our ability to refinance our existing indebtedness, fund our current operations and fund our future capital requirements.

     We have sold substantially all of our non-strategic assets in an effort to reduce our aggregate indebtedness. In addition to asset sales, we have attempted to raise additional equity without success and to convert indebtedness to equity. We are in advanced discussions with a potential buyer regarding the sale of substantially all of our assets; however, there can be no assurances that we can consummate a transaction. If we are not successful in consummating a transaction, we will continue to pursue other strategic alternatives, which include the sale of additional assets (singularly or in groups) and a voluntary filing under the U.S. Bankruptcy Code.

     Our Consolidated Financial Statements included in this report have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The factors discussed above raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Our marketing volumes have not returned to previously expected levels.

     Our pre-bankruptcy customers and business partners have been less willing to do business with us than we anticipated as a result of our being highly leveraged and having shown no substantive improvement in our financial performance. Although we assumed that our marketing volumes would increase to approximately 350,000 barrels per day by the end of 2003, our marketing volumes were approximately 254,000 barrels per day in December 2003. We do not anticipate an appreciable increase in volumes for the remainder of 2004. The anticipated quick return of volume growth in 2003 contemplated by our Restructuring Plan has not occurred given the heightened sensitivity to credit risk in the energy industry and our high credit cost.

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

          -    prices for crude oil futures contracts on the NYMEX;

          -    the competitive position of alternative energy sources; and

          - the availability of pipeline and other transportation facilities that may make crude oil production from other producing areas competitive with crude oil production that we purchase at the lease.

Our ability to maintain our volumes of crude oil purchased at the lease may be adversely affected because of reduced drilling and production activity.

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

     Our business is heavily regulated by federal, state and local agencies with respect to environmental, safety and other matters. This regulation increases our cost of doing business. We may be subject to substantial penalties if we fail to comply with any regulation. We cannot assure you that changes enacted by regulatory agencies that have jurisdiction over us will not increase our cost of conducting business or otherwise negatively impact our profitability, cash flow and financial condition. If an accidental leak or spill occurs from one of our pipelines, at a storage facility or from one of our operating units, we may have to pay a significant amount to clean up the leak or spill. The resulting costs and liabilities, net of insurance recovery, if any, could negatively affect the level of cash available to pay amounts due on our debt. Although we believe we are in compliance in all material respects with all applicable environmental laws and regulations, we could be adversely affected by environmental costs and liabilities that may be incurred or increased costs resulting from failure to obtain all required regulatory consents and approvals. As to all of our properties, we cannot assure you that past operating practices, including those that were state of the art at the time employed, will not result in significant future environmental liabilities. In particular, we could be significantly adversely impacted by additional repair or remediation costs related to the pipeline assets we acquired from Tex-New Mex if the need for any additional repairs or remediation arises and we do not obtain reimbursement for any such costs as a result of the pending litigation concerning those assets. See Item 1. "Business - Environmental Matters" and "Regulation" and Item 3. "Legal Proceedings."

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

     Although we are a public company required to file public reports under the Securities Exchange Act of 1934, we are not currently listed on any stock exchange or automated quotation system. Our LLC Units are being traded over-the-counter and are listed in the Pink Sheets. It is not our current intention to become listed on a national stock exchange or the NASDAQ quotation system in the near future, but we may elect to do so at an appropriate time, assuming we meet any applicable listing requirements. Consequently, and because of the nature of over-the-counter trading, trading in our units may be limited, the price of our units could be volatile, and as a result holders of units may not be able to sell significant quantities of units at prices posted in the Pink Sheets or in the quantities desired.

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

     In 2002 and 2003, we recognized income from our settlement with Enron and discharge of indebtedness in excess of 10% of our gross income for each of those years. Based on discussions in late 2002 with our outside advisors, and as disclosed in more detail in our Third Amended Joint Chapter 11 Plan and Disclosure Statement, which is incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2002, we concluded that income from our settlement with Enron and our debt discharge income constituted "qualifying income," although the matter was not free from doubt. In January 2004, we requested a private letter ruling from the Internal Revenue Service to determine either that the income from our settlement with Enron and the debt discharge income is qualifying income or that the recognition of such income should be disregarded for purposes of the qualifying income test because it was an inadvertent result of our bankruptcy. We are unable to predict how or when the Internal Revenue Service will rule. If we are unable to obtain a favorable ruling and are unsuccessful in litigating the matter should we choose to do so, we will be taxable as a corporation for the year in which we failed to meet the qualifying income test and every year thereafter.

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

     Our value at risk for commodity price risk was $0.2 million at December 31, 2003 and less than $0.1 million at December 31, 2002. The value at risk amount represents financial derivative commodity instruments, primarily commodity futures contracts, entered into to hedge future physical crude oil purchase and sale commitments. The commitments to purchase and sell physical crude oil have not been included in the value at risk computation. At December 31, 2003, we had crude oil futures contracts to purchase 0.2 million barrels of crude oil and to sell 0.4 million barrels of crude oil, with the majority of these contracts maturing in the first quarter of 2004. At December 31, 2002, we had crude oil future contracts to purchase 0.6 million barrels of crude oil and to sell 0.6 million barrels of crude oil, with the majority of these contracts maturing in the first quarter of 2003.

INTEREST RATE RISK

     Our exposure to changes in interest rates primarily results from our short-term debt with floating interest rates. As of December 31, 2003, short-term debt of $45 million with floating interest rates was outstanding under our exit credit facility.

ACCOUNTING POLICIES

     Our accounting policies for price risk management and hedging activities are described in Note 2 to our Consolidated Financial Statements.

COMMODITY DERIVATIVE TRANSACTIONS ACCOUNTED FOR AT FAIR VALUE

     Generally, as we purchase crude oil, we enter into corresponding sales transactions involving physical delivery of crude oil to third-party users or corresponding sales transactions on the NYMEX. This process enables us to minimize our exposure to price risk until we take physical delivery of the crude oil. In 2002, substantially all of our crude oil and refined products marketing and trading operations were accounted for on a fair value basis pursuant to SFAS No. 133 or EITF Issue 98-10. Effective January 1, 2003, energy trading contracts that are not derivative instruments pursuant to SFAS No. 133 are no longer accounted for at fair value. Prior to the rescission of EITF 98-10, we accounted for inventories used in our energy trading activities at fair value.

     The following table indicates fair values and changes in fair value of our commodity derivative transactions (in thousands):

                                                       SUCCESSOR COMPANY |           PREDECESSOR COMPANY
                                                       ----------------- | -------------------------------------
                                                       TEN MONTHS ENDED  | TWO MONTHS ENDED       YEAR ENDED
                                                       DECEMBER 31, 2003 | FEBRUARY 28, 2003   DECEMBER 31, 2002
                                                       ----------------- | -----------------   -----------------
                                                                         |
Fair value of contracts at beginning of period             $   1,254     |     $    (844)         $  (5,597)
Cumulative effect of accounting change                             -     |         (2,389)                 -
Change in realized and unrealized value                       (2,401)    |          4,114              3,814
Fair value of new contracts entered into during year           1,673     |            373                939
                                                           ---------     |      ---------          ---------
Fair value of contracts at end of period                   $     526     |      $   1,254          $    (844)
                                                           =========     |      =========          =========

FAIR VALUE OF COMMODITY DERIVATIVE INSTRUMENTS AT DECEMBER 31, 2003

                                              MATURITY GREATER
                           MATURITY OF 90   THAN 90 DAYS BUT LESS
SOURCE OF FAIR VALUE        DAYS OR LESS       THAN ONE YEAR        TOTAL FAIR VALUE
------------------------   --------------   ---------------------   ----------------
Prices Actively Quoted        $   677              $   (162)            $   515
Prices Provided by Other
   External Source(1)              13                    (2)                 11
                              -------              --------             -------
   Total                      $   690              $   (164)            $   526
                              =======              ========             =======

(1) In determining the fair value of certain contracts, adjustments may be made to published posting data, for location differentials and quality basis adjustments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES NOT APPLICABLE.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation and except as described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     Except as described below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     During the second half of 2003, we discovered that inventory reconciliations for certain of our pipelines were not being completed in a timely manner and that reconciling items were not being appropriately resolved. Upon discovery of this control deficiency, we undertook a review of our inventory reconciliation controls for all our Pipeline and Liquids operations. This expanded review identified additional control deficiencies with inventory and accounts payable reconciliation procedures in our Liquids operations.

     Management has disclosed the foregoing deficiencies in our internal control over financial reporting to the Audit Committee and to our auditors. We have implemented changes to our internal control over financial reporting to address these issues. We have also performed additional procedures designed to provide reasonable assurance that these control deficiencies did not lead to a material misstatement in our consolidated financial statements.

     Specifically in response to these issues, we implemented the following corrective actions:

          - established monitoring controls over inventory and accounts payable reconciliations requiring quarterly supervisory review and approval of all reconciliations and the disposition of reconciling items;

          - evaluated skills of accounting personnel, which resulted in realignment and changes in personnel; and

          - initiated an internal peer-auditing process of our inventory reconciliations in our pipeline and liquids accounting group.

We continue to evaluate methods to improve our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Board of Directors consists of seven members and is currently composed of Mr. J. Robert Chambers, Ms. Julie H. Edwards, Mr. Thomas M. Matthews, Mr. Robert E. Ogle, Mr. James M. Tidwell, Mr. S. Wil VanLoh, Jr., and Mr. Daniel J. Zaloudek. Messrs. Chambers, Ogle, Tidwell, VanLoh, Zaloudek and Ms. Edwards were elected by former noteholders of EOTT MLP on March 7, 2003 pursuant to the terms of our Restructuring Agreement.

     The Board of Directors held four regularly scheduled meetings during the year ended December 31, 2003. Each director attended at least sixty-seven percent of the total number of meetings of the Board of Directors and the committees on which the director served.

     The Board of Directors has established an Audit Committee consisting of three individuals who were neither officers nor employees of Link or any affiliate of Link ("Independent Directors"). The Audit Committee has the authority to review, at the request of Link, specific matters as to which Link believes there might be a conflict of interest in order to determine if the resolution of such conflict is fair and reasonable to Link. In addition, the Audit Committee has the authority and responsibility for selecting our independent public accountants, reviewing our annual audit and resolving accounting policy questions. The audit committee met nine times during the year ended December 31, 2003, and is currently composed of Mr. Robert E. Ogle, Mr. James M. Tidwell and Mr. S. Wil VanLoh, Jr. The Board of Directors has determined that Mr. Tidwell, the Chairperson of the Audit Committee, is an audit committee financial expert within the meaning of the regulations of the SEC.

     The Board of Directors has established a Compensation Committee consisting of three individuals who were neither officers nor employees of Link or any affiliate of Link ("Independent Directors"). The Compensation Committee is responsible for administration of compensation arrangements of executive management. The Compensation Committee met four times during the year ended December 31, 2003, and is currently composed of Mr. J. Robert Chambers, Ms. Julie H. Edwards and Mr. Daniel J. Zaloudek. None of these directors had a relationship requiring disclosure under "Compensation Committee Interlocks and Insider Participation".

     We have adopted a Code of Ethics for all employees, a copy of which has been posted on our website. Included in this policy is a special section for the Chief Executive Officer, Chief Financial Officer and Accounting personnel. Changes in or Waivers of our Code of Ethics for our Chief Executive Officer and Senior Financial Officers will be posted on our Internet website within five business days and maintained for at least twelve months or reported on Item 10 of a Form 8-K. Our website address is www.linkenergy.com.

INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information concerning the directors and executive officers of Link Energy LLC as of March 15, 2004:

      NAME                  AGE                            POSITION
----------------            ---    -----------------------------------------------------------
Thomas M. Matthews          60     Director, Chairman of the Board and Chief Executive Officer
J. Robert Chambers          37     Director
Julie H. Edwards            45     Director
Robert E. Ogle              54     Director
James M. Tidwell            57     Director
S. Wil VanLoh, Jr.          33     Director
Daniel J. Zaloudek          58     Director
James R. Allred             40     Vice President and Treasurer
Mary Ellen Coombe           53     Vice President, Human Resources and Administration
Dana R. Gibbs               44     President and Chief Commercial Officer
H. Keith Kaelber            55     Executive Vice President and Chief Financial Officer
Lori L. Maddox              39     Vice President and Controller
Molly M. Sample             48     Vice President and General Counsel
Randall G. Schorre          49     Vice President, Pipeline and Fleet Transportation Services

     Mr. Thomas M. Matthews was appointed as the Chairman of the Link Energy LLC Board and Chief Executive Officer on March 7, 2003. Prior to this appointment, Mr. Matthews served on the Board of EOTT Energy Corp. as Chairman of the Board and Chairman of the Restructuring Committee, beginning in April 2002. Mr. Matthews served as the Chief Executive Officer of Avista Corp. from July 1998 to January 2001. Mr. Matthews served as President of NGC Corporation from November 1996 to June 1998.

     Mr. J. Robert Chambers was appointed as a Director of the Link Energy LLC Board and Chairman of the Link Energy LLC Compensation Committee on March 7, 2003. Mr. Chambers is currently a Managing Director at Lehman Brothers Inc., where he manages the Lehman Energy Fund portfolio. From 1994 to 2002, Mr. Chambers was a fixed income analyst in Lehman's High Yield Department, covering the energy sector.

     Ms. Julie H. Edwards was appointed as a Director of the Link Energy LLC Board and a member of the Compensation Committee on March 7, 2003. Ms. Edwards has been Executive Vice President - Finance & Administration for Frontier Oil Corporation since April 2000. At Frontier Oil Corporation, Ms. Edwards also served as Senior Vice President - Finance and Chief Financial Officer from August 1994 to April 2000 and as Vice President - Secretary & Treasurer from March 1991 through August 1994. Ms. Edwards was elected to serve on the Board of Directors for ONEOK, Inc., a diversified energy company in January 2004.

     Mr. Robert E. Ogle was appointed as a Director of the Link Energy LLC Board and member of the Audit Committee on March 7, 2003. Mr. Ogle is a Director in the Corporate Advisory Services practice for Huron Consulting Group, focusing on corporate restructuring. Mr. Ogle joined Arthur Andersen in 1985 and was a partner with Andersen from November 1990 until July 2002.

     Mr. James M. Tidwell was appointed as a Director of Link Energy LLC Board and Chairman of the Audit Committee on March 7, 2003. Prior to this appointment with Link Energy LLC, Mr. Tidwell served on the Board of EOTT Energy Corp. and as Chairman of the Audit Committee, beginning in April 2002. Mr. Tidwell has served as Vice President, Finance and Chief Financial Officer of WEDGE Group Incorporated since January 2000. Mr. Tidwell served as President of Daniel Measurement & Control from June 1999 to January 2000, and as Executive Vice President and Chief Financial Officer of Daniel Industries, Inc. from August 1996 to June 1999, before its acquisition by Emerson Electric. In addition, Mr. Tidwell currently serves on the boards of Pioneer Drilling Company, T3 Energy Services and Tidelands Geophysical. He is a member of the Audit Committee for each of the three companies. Mr. Tidwell holds a B.S. degree in Business and a Masters degree in Accounting from the University of Kansas. He is also a Certified Public Accountant.

     Mr. S. Wil VanLoh, Jr. was appointed to the Link Energy LLC Board and member of the Audit Committee on March 7, 2003. Mr. VanLoh serves as President and is a co-founder and Managing Partner of Quantum Energy Partners. Mr. VanLoh currently serves as Director/Manager of a number of Quantum portfolio companies including Saxet Energy Ltd., Meritage Energy Partners, LLC, EnSight Energy Partners, LP, Tri-C Energy, LP, Rockford Energy Partners, LLC, Sago Energy LLC, Linn Energy LLC, Denali Oil & Gas Partners, LP, Northpoint Energy Ltd., Crown II Oil Partners LP, Chalker Energy Partners, LP, Celero Energy LP, and TriPoint Energy Ltd. He is a former Director/Manager of Texoil, Inc., Crown Oil Partners, LP, Parks & Luttrell Energy Partners, LP, Pointwest Energy Inc., and Cougar Hydrocarbons Inc. Prior to co-founding Quantum in 1998, Mr. VanLoh co-founded Windrock Capital, Ltd., an energy investment banking firm specializing in raising private equity and providing merger, acquisition and divestiture advice for energy companies. He also serves as Treasurer of the Houston Producers' Forum and is a member of the IPAA Finance Committee.

     Mr. Daniel J. Zaloudek was appointed as a Director to the Link Energy LLC Board and member of the Compensation Committee on March 7, 2003. Mr. Zaloudek founded and manages IMEDIA, Inc., an international multimedia content company, and has done business consulting since 1995. Mr. Zaloudek has provided mediation services for both small and large firms in the Tulsa area since October 2001. At Koch Industries in Wichita, Kansas, from 1978 to 1995, Mr. Zaloudek held several key executive positions with responsibility for all aspects of Koch's international oil and gas business. Mr. Zaloudek served on the Board of Directors for the Avista Corporation located in Spokane, Washington, from November 1998 to May 2002.

     Mr. James R. Allred was appointed Vice President and Treasurer for Link Energy LLC in July 2003. Mr. Allred is responsible for Financial Analysis, Banking Relations, Insurance, Credit and Cash Management. Prior to joining Link Energy, Mr. Allred headed up the oil and gas financial services practice based in Houston for ScotiaCapital Energy Finance Group of The Bank of Nova Scotia, NA from 2002 to 2003. Mr. Allred held various positions with Bank of America Corporation from 1987 to 2002, with his last assignment of managing the oil and gas exploration and production industry segment within the energy and power practice in Houston.

     Ms. Mary Ellen Coombe was appointed as Vice President, Human Resources and Administration of Link Energy LLC in November 2002. Previously, Ms. Coombe served as Vice President, Human Resources and Administration of the Predecessor Company from December 1992 to November 2002. Ms. Coombe is responsible for Human Resources, Payroll, Real Estate, Facility Management, Office Services, Public Relations, Record Management and Investor Relations.

     Mr. Dana R. Gibbs was appointed President and Chief Commercial Officer for Link Energy LLC in November 2002. Previously, Mr. Gibbs served as Chief Executive Officer, President and Chief Operating Officer of the Predecessor Company. Mr. Gibbs served as the Executive Vice President, Commercial for the Predecessor Company from March 1999 to late 2000. Mr. Gibbs served as Vice President of Enron North America Corp. from 1992 to 1999.

     Mr. H. Keith Kaelber was appointed as Executive Vice President and Chief Financial Officer of Link Energy LLC in January 2003. Prior to joining Link Energy, Mr. Kaelber served in various capacities in the non-profit sector and founded INDWELL, a nonprofit charitable corporation, in 1999. Mr. Kaelber served as President, Financial Services, Senior Vice President and Chief Financial Officer to NGC Corporation, a natural gas gathering, processing and marketing company from 1990 to 1997.

     Ms. Lori L. Maddox was appointed as Vice President and Controller of Link Energy LLC in November 2002. Previously, Ms. Maddox served as Vice President since February 2001 and Controller and Chief Accounting Officer since October 1996 for the Predecessor Company. Ms. Maddox oversees Accounting, Accounts Payable, Division Order, Royalty Payments, Tax, Financial Reporting and Audit. Prior to joining Link Energy LLC, Ms. Maddox was associated with Arthur Andersen and served in the Energy Group for ten years.

     Ms. Molly M. Sample was appointed as Vice President and General Counsel of Link Energy LLC in November 2002. Ms. Sample oversees Legal and Litigation Activities, Commercial Contract Administration and Corporate Secretary duties. Previously, Ms. Sample served as Vice President and General Counsel beginning in February 2001 for the Predecessor Company. Prior to that, Ms. Sample served as General Counsel from September 2000 to January 2001 for the Predecessor Company.

     Mr. Randall G. Schorre was appointed as Vice President, Pipeline and Fleet Transportation Services of Link Energy LLC in November 2002. Previously, Mr. Schorre served as Vice President, Pipeline and Fleet Transportation Services of the Predecessor Company beginning in August 2002. Prior to joining Link Energy, Mr. Schorre was Vice President and Chief Commercial Officer/Chief Operating Officer at Pipeline Power Partners in Houston where he was responsible for all business development and commercial operations in developing, constructing and commissioning electric compression systems for natural gas pipeline and storage companies from 1997 to 2002.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 (a) of the Securities Exchange Act of 1934 requires Link Energy LLC's directors, executive officers and persons holding more than ten percent of a registered class of Link Energy LLC's equity securities to file with the SEC initial reports of ownership, reports of changes in ownership and annual reports of ownership of LLC Units and other equity securities of Link Energy LLC. Such directors, officers and ten percent unitholders are also required to furnish us with copies of all such filed reports.

     To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required during 2003, we believe that all of our executive officers, directors and ten percent unitholders have complied with all applicable Section 16(a) reporting requirements during 2003, except that one Form 4 was not timely filed by Mr. James R. Allred for one transaction.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Directors of Link Energy LLC who are employees of Link or its affiliates did not receive additional compensation for serving on the Board of Directors or any of its committees. Prior to March 1, 2003, each director who was not an employee of Link or its affiliates received an annual retainer of $25,000 for serving as a director for twelve consecutive months. Non-employee directors were paid a fee of $2,000 for each director's meeting attended and $1,000 for each committee meeting attended. Each committee chairperson was paid a fee of $4,000 annually. Effective March 1, 2003, each director who was not an employee of Link or its affiliates received an annual retainer of $40,000 for serving as a director for twelve consecutive months. Non-employee directors were paid a fee of $1,000 for each director's meeting attended and $1,000 for each committee meeting attended. Each committee chairperson was paid a fee of $4,000 annually.

EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning compensation paid or accrued by Link during each of the last three financial years to the Chief Executive Officer and each of Link's four other most highly compensated executed officers (the "Named Executive Officers") whose compensation exceeded $100,000 during the year ended December 31, 2003.

                                             ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                  ---------------------------------------   --------------------------------------------
                                                                   OTHER
                                                                   ANNUAL   RESTRICTED                         ALL OTHER
                                                                  COMPEN-     STOCK      UNDERLYING     LTIP    COMPEN-
                                                                   SATION     AWARDS      OPTIONS/    PAYOUTS   SATION
NAME AND PRINCIPAL POSITION       YEAR   SALARY ($)   BONUS ($)   ($) (1)     ($)(2)      SARS (#)    ($) (3)   ($) (4)
-----------------------------     ----   ----------   ---------   -------   ----------   ----------   -------  ---------
Thomas M. Matthews                2003     293,300           -          -     945,000           -           -     4,200
Chief Executive                   2002           -           -          -           -           -           -         -
  Officer                         2001           -           -          -           -           -           -         -

Dana R. Gibbs                     2003     265,000           -          -     573,750           -           -     2,559
President and Chief               2002     265,000     150,000          -           -           -     237,714     5,500
  Commercial Officer              2001     265,000     125,000     54,605           -       6,441           -   101,054

H. Keith Kaelber                  2003     227,400           -          -     506,250           -           -     4,200
Executive Vice President          2002           -           -          -           -           -           -         -
  and Chief Financial Officer     2001           -           -          -           -           -           -         -

Lori L. Maddox                    2003     180,000           -          -     270,000           -           -     2,559
Vice President and                2002     166,000     100,000          -           -           -     154,142     5,432
  Controller                      2001     160,000      55,000          -           -         535           -       288

Randall G. Schorre                2003     185,000           -          -     303,750           -           -     3,885
Vice President, Pipeline and      2002      70,100      40,000          -           -           -           -         -
  Fleet Transportation Services   2001           -           -          -           -           -           -         -

(1) In 2003, no Named Executive Officers received perquisites and other personal benefits with a value greater than the lessor of $50,000 or 10% of reported salary and bonus. Prior to 2003, Enron maintained three deferral plans for key employees under which payment of base salary, annual bonus and long-term incentive awards may be deferred to a later specified date. Mr. Gibbs was a participant in the 1994 Deferral Plan. Beginning January of 1996, the 1994 Deferral Plan credits interest based on fund elections chosen by participants. During 2001, Mr. Gibbs elected a distribution of his deferred compensation subject to a 10% penalty. Administrative expenses in the amount of $4,998 under Mr. Gibbs' deferred compensation distribution are not included.

(2) The restricted unit award values are based on the December 31, 2003 Link Energy LLC unit price of $6.75.

(3) Prior to 2003, the amounts shown include payouts under the EOTT Energy Long Term Incentive Plan, which was terminated on February 28, 2003 in connection with the Restructuring Plan.

(4) In 2003, the amount shown includes the company match contribution to the Link Energy Savings Plan. In 2002, the amounts shown include the matching cash contribution made in lieu of Enron common stock. In 2001, the amounts shown include the value at year end of Enron common stock allocated during those years to employees' special subaccounts under the Enron Corp. Employee Stock Ownership Plan.

REPORT FROM THE COMPENSATION COMMITTEE REGARDING EXECUTIVE COMPENSATION

COMPENSATION POLICY

     Compensation for Link's executive officers is administered by the Compensation Committee of the Board of Directors (the "Committee"), which is composed of Independent Directors. The Committee has responsibility for developing and administering Link's executive compensation policy, including the establishment of base salaries, annual incentive awards and long-term incentive awards for executive officers. The Committee then makes recommendations to the Board of Directors with respect to the annual base and bonus compensation for Link's executive officers. The Committee also administers Link's employee benefit plans. No recommendation or committee action was materially modified or rejected by the Board during 2003.

     The Committee seeks to establish a strong relationship between the success of Link and the compensation of its executive officers. The basic philosophy behind Link's executive compensation policy is to attract and retain executive officers who have the ability to lead Link in achieving its business objectives. This philosophy is embedded in each aspect of an executive officer's total compensation package. Additionally, the philosophy is designed to promote teamwork by tying a significant portion of compensation to Link's performance. Base salaries, annual incentive awards and long-term incentive awards are reviewed periodically to ensure consistency with Link's total compensation philosophy. All decisions regarding executive compensation are made based upon individual and company performance, as measured against objectives and competitive practices, by comparing competitive compensation information. Competitive compensation information is developed using published and private compensation survey sources for companies of comparable size with annual revenue under one billion dollars in the crude oil sector of the energy industry as appropriate. The Committee has established a practice of paying base salaries targeted to be near the fiftieth percentile of the competitive market, and establishing bonuses and equity incentives to provide additional compensation if Link's financial targets as established annually by the Board of Directors are met. Financial measurements focus on Earnings Before Interest Depreciation and Amortization (EBIDA) and net income as measured against the annual plan.

     Currently, the Compensation Committee does not intend to award levels of compensation that would result in a limitation on the deductibility of a portion of such compensation for federal income tax purposes pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended; however, the Compensation Committee may authorize compensation that results in such limitations in the future if it determines that such compensation is in the best interest of Link.

COMPONENTS OF COMPENSATION

     Link's executive compensation policy contains three primary components:

     -    base salary,

     - short-term incentive compensation in the form of annual cash bonuses based on Link's financial performance, and

     - long-term incentive compensation in the form of restricted unit awards.

     The Compensation Committee evaluates each element of compensation separately and in relation to the other elements of an executive's total compensation package.

     BASE SALARIES. The Compensation Committee reviews base salaries of all executive officers annually. Base salaries for all positions are targeted to be near the median of peer group companies. To determine base salaries paid by such peer group companies, the Compensation Committee analyzed published industry survey data and proxy and annual report information among companies of similar size in the crude oil sector of the energy industry. In addition, base pay and other compensation components reflect individual performance. During 2003, the Compensation Committee evaluated the base salary compensation for executive officers and no adjustments were recommended to the Board of Directors.

     ANNUAL INCENTIVE AWARDS. The primary objective of the annual incentive awards is to promote overall Company performance. Key performance criteria are considered in order to establish compensation based on certain fiscal targets affecting short and long-term performance. Financial measurements used as performance criteria include earnings before interest, depreciation and amortization, earnings before depreciation, and net income. These criteria are measured against the annual financial plan as approved by the Board of Directors. The Committee may at its discretion recommend bonus funding based on extraordinary events and competitive factors. The performance goals were not met in 2003. Accordingly, no Executive Officer received a 2003 annual incentive award.

     LONG-TERM INCENTIVE AWARDS. The Compensation Committee recommended to the Board of Directors the adoption of the Link Energy Equity Incentive Plan ("Incentive Plan") effective June 2003. Under the Incentive Plan, the Committee is authorized to grant awards of 1.2 million restricted units to executive officers and other key employees. The Incentive Plan has a ten-year term and restricted unit awards granted thereunder typically vest over a three-year period. The Incentive Plan is designed to promote individual performance by relating executive compensation directly to the creation of unitholders wealth. To the extent we are successful and create unitholder value, this compensation component will become a larger portion of the total compensation for executive officers. On October 1, 2003, Link granted 875,000 restricted unit awards of which an aggregate of 505,000 unit awards were granted to our executive officers.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     Mr. Matthews joined Link as Chief Executive Officer in March 2003. His compensation included an annual base salary of $360,000. In July 2003, Link and Mr. Matthews entered in an employment agreement with a three-year term. Under the provisions of the employment agreement, Mr. Matthews was granted 140,000 restricted unit awards in October 2003. The awards vest over a three-year period with 50% vesting on the first anniversary date and 25% on each of the following two anniversary dates. Upon involuntary termination, Mr. Matthews would receive two years' base salary upon execution of a waiver and release in which Mr. Matthews would agree to certain confidentiality and non-compete obligations for a period of one year. Any payment following an involuntary termination would be made in two equal installments, the first within 30 days of the termination date and the second a year following termination date. Involuntary termination would be deemed to have occurred under the agreement upon a substantial and/or material reduction in nature and scope of duties; a reduction in base salary or exclusion from a benefit plan other than for general employee group; or a change of primary work location of more than 100 miles not agreed upon by the employee. A change in control provision under the agreement provides for involuntary termination treatment if Mr. Matthews's employment is terminated within one year of change in control and accelerated vesting of any unvested restricted unit awards would occur. Notification of intent to cancel is required sixty (60) days prior to expiration date. Mr. Matthews' 2003 compensation was based on historical data of former Chief Executive Officers incumbents of Link's predecessor and compensation information from available proxy data on peer competitors.

Mr. J. Robert Chambers (Chairperson)
Ms. Julie H. Edwards
Mr. Daniel J. Zaloudek

STOCK OPTION/SAR GRANTS DURING 2003

     Link Energy LLC has not adopted a plan that provides for unit options. Accordingly, no unit options or appreciation rights ("SAR") units were granted during 2003, and none are outstanding.

AGGREGATED OPTIONS/SAR EXERCISES DURING 2003 AND OPTION/SAR VALUES AT DECEMBER
  31, 2003

     Under the Restructuring Plan, the EOTT Energy Corp. Unit Option Plan was terminated on February 28, 2003. There were no options outstanding as of the termination date of February 28, 2003.

     Link Energy LLC has not adopted a plan that provides for unit options. No unit options were exercised under the previously reported EOTT Energy Unit Option Plan.

EQUITY INCENTIVE PLAN AWARDS IN 2003

     Link adopted the Link Energy Equity Incentive Plan effective June 2003. The Equity Incentive Plan is intended to provide key employees with restricted unit awards. The Equity Incentive Plan has a ten-year term. The restricted unit awards received in 2003 have a vesting schedule of 50% vesting on June 1, 2004; 25% vesting on June 1, 2005 and 25% vesting on June 1, 2006. Named Executive Officers receiving an award in 2003 are as follows: Mr. Matthews-140,000 units; Mr. Gibbs-85,000 units; Mr. Kaelber-75,000 units; Ms. Maddox-40,000 units; and Mr. Schorre-45,000 units. Link granted 875,000 restricted unit awards in 2003 of which an aggregate of 505,000 were granted to its executive officers.

     Under the Restructuring Plan, the EOTT Energy Corp. Long Term Incentive Plan was terminated on February 28, 2003. There was no value for any phantom appreciation rights outstanding as of the termination date of February 28, 2003.

BENEFIT PLANS

     Like other employees of Link Energy, the Named Executive Officers were entitled to receive medical, dental, vision, life and accidental death and dismemberment insurance, and short and long-term disability benefits, 401(k)-plan participation and vacation benefits.

SEVERANCE PLAN

     The Company maintains a Severance Plan that provides benefits to employees who are terminated for failing to meet performance objectives or standards, or who are terminated due to reorganization or economic factors. The amount of benefits payable for performance related terminations is two weeks of base pay in the event such employee signs a waiver and release of claims agreement. For those terminated as the result of reorganization or economic circumstances, the benefit is based on length of service with two week's pay per each full year or partial year of service up to an amount of a maximum payment of twenty-six weeks of base pay, if the employee signs a waiver and release of claims agreement.

EMPLOYMENT AGREEMENTS/CHANGE IN CONTROL AGREEMENTS

     In July 2003, Mr. Matthews, Mr. Gibbs and Mr. Kaelber entered into employment agreements with Link Energy LLC, for a term of three years. The agreements provide for an annual base salary of not less than $360,000 for Mr. Matthews, $265,000 for Mr. Gibbs and $240,000 for Mr. Kaelber and an annual incentive plan target of 50% of base salary for each of Mr. Matthews, Mr. Gibbs and Mr. Kaelber. In addition, the agreements provide for restricted unit awards pursuant to the Link Energy Equity Incentive Plan in the amounts of 140,000 units for Mr. Matthews, 85,000 units for Mr. Gibbs and 75,000 units for Mr. Kaelber with a vesting schedule over a three year period with 50% vesting on June 1, 2004; 25% vesting on June 1, 2005 and 25% vesting on June 1, 2006. Severance arrangements for Mr. Matthews, Mr. Gibbs and Mr. Kaelber include an involuntary termination provision providing a payment equal to two years' base salary. An involuntary termination includes (a) termination without cause; and
(b) a termination within 90 days after the happening of one of the following events without the approval of the executive officer:

     - a substantial and/or material reduction in the nature or scope of the executive officer's duties and/or responsibilities, which results in the executive officer no longer having an officer status and results in an overall material and substantial reduction from the duties and stature of the officer position he presently holds, which reduction remains in place and uncorrected for 30 days following written notice of such breach to Link by the executive officer;

     - a reduction in the executive officer's base pay or an exclusion from a benefit plan or program (except the executive officer may be subject to exclusion from a benefit plan or program as part of a general cutback for all employees or officers); or

     - a change in the location for the primary performance of the executive officer's services under the agreement to a city which is more than 100 miles away from such location.

     The agreements also provide for severance payments of two years of base salary in the event of Change of Control. The "confidential information" provision continues beyond one-year of the term of the agreement following such termination and the "non-compete" provision will continue for a period of one year following such termination.

     Mr. Schorre entered into an employment agreement with the Company on August 15, 2002 for a three-year term. The agreement provides an annual base salary of not less than $185,000 and provides for a bonus opportunity of 50% of Mr. Schorre's base salary and a guaranteed 2002 bonus of $40,000 that was paid in the first quarter of 2003. Mr. Schorre's agreement provides for severance benefits of one-year base salary in the event of involuntary termination and includes confidentiality and non-compete provisions for a period of one year following such termination. Severance arrangements for Mr. Schorre include an involuntary termination provision pursuant to the executive officers' employment agreement. An involuntary termination includes (a) termination without cause; and (b) a termination within 90 days after the happening of one of the following events without the approval of the executive officer:

     - a substantial and/or material reduction in the nature or scope of the executive officers' duties and/or responsibilities, which results in the executive officer no longer having an officer status and results in an overall material and substantial reduction from the duties and stature of the officer position he presently holds, which reduction remains in place and uncorrected for 30 days following written notice of such breach to the Company by the executive officer;

     - a reduction in the executive officer's base pay or an exclusion from a benefit plan of program (except the executive officer may be subject to exclusion from a benefit plan or program as part of a general cutback for all employees or officers); or

     - a change in the location for the primary performance of the executive officers' services under the agreement to a city which is more than 100 miles away from such location.

     The "confidential information" provision continues beyond the term of the agreement following such termination and the "non-compete" provision will continue for a period of one-year following such termination.

     All other Named Executive Officers entered into change in control agreements on January 1, 2004 for a term of two years. The agreements provide for severance benefits of one years' base salary in the event of involuntary termination within one year of Change in Control. An involuntary termination includes (a) termination without cause and (b) a termination within 90 days after the happening of one of the following events without the approval of the executive officer:

     - a substantial and/or material reduction in the nature or scope of the executive officer's duties and/or responsibilities, which results in the executive officer no longer having an officer status and results in an overall material and substantial reduction from the duties and stature of the officer position he/she presently holds, which reduction remains in place and uncorrected for 30 days following written notice of such breach to the Company by the executive officer;

     - a reduction in the executive officer's base pay or an exclusion from a benefit plan or program (except the executive officer may be subject to exclusion from a benefit plan or program as part of a general cutback for all employees or officers); or

     - a change in the location for the primary performance of the executive officer's services under the agreement to a city which is more than 100 miles away from such location.

     The "confidential information" provision continues beyond the term of the agreement following such termination and the "non-compete" provision will continue for a period of six months following such termination.

PERFORMANCE GRAPH

     The following table and graph sets forth cumulative total unitholder returns or the units of Link Energy LLC and the common units of its predecessor, EOTT MLP, the S&P SmallCap 600 Index (the "Broad Market Index") and S&P MidCap Refining & Marketing & Transportation Index (the "Industry Group Index") for the five years ended December 31, 2003 as prescribed by SEC rules. The total return on an investment for each of the periods assumes that $100 was invested on December 31, 1998 and that all distributions were reinvested as received. The information contained in this graph is not necessarily indicative of future performance by Link or the comparative indices.

           COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS AMONG THE
              COMPANY, BROAD MARKET INDEX AND INDUSTRY GROUP INDEX
                                   (Unaudited)

                                                                                     CUMULATIVE TOTAL RETURNS FOR
                                                                        BASE           YEARS ENDING DECEMBER 31,
                                                                       PERIOD   -------------------------------------
COMPANY / INDEX                                                         1998    1999     2000    2001    2002    2003
                                                                       ------   -------------------------------------
Link Energy LLC......................................................    100     92.6   133.6   137.0     1.3     1.3

S&P SmallCap 600 Index...............................................    100    112.4   125.7   133.8   114.3   158.6

S&P MidCap Oil & Gas Refining & Marketing & Transportation Index ....    100     90.7   140.0   179.0   183.0   245.0

                              [PERFORMANCE GRAPH]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of our LLC units by:

     - each person or group of affiliated person known by us to beneficially own more than 5% of our LLC units

     -    all of our current directors

     -    our Named Executive Officers and

     -    all of our directors and executive officers as a group

     Under the rules of the SEC, beneficial ownership includes any LLC units over which an individual has sole or shared voting power or investment power, and also any LLC units that the individual has the right to acquire within 60 days through the exercise of any option or other right. The information in the following table is based on the information provided to us by the persons and entities described below.

NAME AND ADDRESS                                                    PERCENT
OF BENEFICIAL OWNER                   UNITS BENEFICIALLY OWNED   OF CLASS (1)
-------------------                   ------------------------   ------------
Farallon Capital Management, L.L.C.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111                     2,778,698(2)             21.1%

American Express Financial
50592 AXP Financial Center
Minneapolis, MN 55474                       2,717,667                20.6%

Lehman Brothers Holding, Inc. (3)
745 Seventh Avenue
New York, NY 10019                          2,529,439                19.2%

The Dreyfus Corporation (4)
200 Park Avenue, 55th Floor
New York, NY 10166                            828,113                 6.3%

Thomas M. Matthews                            140,000(5)              1.0%

J. Robert Chambers                                  -                   *

Julie H. Edwards                                    -                   *

Robert E. Ogle                                      -                   *

James M. Tidwell                                    -                   *

S. Wil VanLoh, Jr.                                  -                   *

Daniel J. Zaloudek                                  -                   *

Dana R. Gibbs                                  85,160(5)                *

H. Keith Kaelber                               75,000(5)                *

Lori L. Maddox                                 40,000(5)                *

Randall G. Schorre                             45,000(5)                *
Directors and  Executive
   Officers as a Group
  (14 in number)                              505,180                 3.8%

* Less than 1 percent

(1) The percentage amounts are calculated based on the 13,182,889 common units outstanding as of December 31, 2003.

(2) This information is as of February 6, 2004 and is based on a Schedule 13D/A filed with the SEC on February 17, 2004 (the "Farallon Schedule 13D") by Farallon Capital Management, L.L.C. (the "Management Company"), on behalf of itself, Farallon Offshore Special Holdings LLC ("FOSH"), Farallon Institutional Special Holdings LLC ("FISH"), Farallon Capital Partners, L.P. ("Farallon Capital"), Tinicum Partners, L.P. ("Tinicum"), Farallon Partners, L.L.C. (the "General Partner"), David I. Cohen, Chun R. Ding, Joseph F. Downes, William F. Duhamel, Charles E. Ellwein, Richard B. Fried, Monica R. Landry, William F. Mellin, Stephen L. Millham, Rajiv A. Patel, Derek C. Schrier, Thomas S. Stever and Mark C. Wehrly (the individuals listed are referred to collectively as the ("Individual Reporting Persons")). Includes 1,398,317 units beneficially owned by FOSH and 762,784 units beneficially owned by FISH. The Management Company has the power to direct the affairs of each FOSH and FISH, including the power to direct the disposition of the proceeds of the sale of the units held by such entities, and accordingly, may be deemed to be the beneficial owner of all units held by such entities. Also, includes 589,101 units beneficially owned by Farallon Capital and 28,496 units beneficially owned by Tinicum. The General Partner has the power to direct the affairs of each of Farallon Capital and Tinicum, including the power to direct the disposition of the proceeds of the sale of the units held by such entities, and accordingly, may be deemed to be the beneficial owner of all units held by such entities. The Individual Reporting Persons are managing members of the Management Company and the General Partner and accordingly, may be deemed to be the beneficial owner of all units held by FOSH, FISH, Farallon Capital and Tinicum. The Management Company, the General Partner and each of the Individual Reporting Persons disclaim beneficial ownership of the units held by Farallon Capital and Tinicum.

(3) This information is as of December 31, 2003 and is based on a Schedule 13G/A filed with the SEC on February 13, 2004 by Lehman Brothers Holdings Inc. and its wholly owned subsidiary, Lehman Brothers Inc.

(4) The Dreyfus Corporation is acting as investment advisor for the Dreyfus High Yield Strategies Fund, the Dreyfus/Laurel Funds Trust: Dreyfus Premier Limited Term High Yield Fund, Dreyfus Fixed Income Securities: Dreyfus High Yield Shares, Dreyfus Variable Investment Fund: Limited Term High Income Portfolio and accordingly, may be deemed to be the beneficial owner of all units held by such entities.

(5) Includes restricted units, the following number of which may be voted or sold only upon passage of time: Mr. Matthews- 140,000; Mr. Gibbs- 85,000; Mr. Kaelber- 75,000; Ms. Maddox- 40,000 and Mr. Schorre- 45,000.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information about the Company's LLC units that may be issued under its existing compensation plans as of December 31, 2003.

                                                       (a)                      (b)                   (c)
                                            -----------------------   --------------------   -------------------
                                                                                               NUMBER OF UNITS
                                                                                             REMAINING AVAILABLE
                                                                                             FOR FUTURE ISSUANCE
                                                                                                 UNDER EQUITY
                                             NUMBER OF UNITS TO BE      WEIGHTED AVERAGE      COMPENSATION PLANS
                                            ISSUED UPON EXERCISE OF     EXERCISE PRICE OF      (EXCLUDING UNITS
                                             OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,   REFLECTED IN COLUMN
             PLAN CATEGORY                    WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           (a))
-----------------------------------------   -----------------------   --------------------   -------------------
Equity compensation plans approved by
unitholders..............................             N/A                      N/A                   N/A

Equity compensation plans not
approved by unitholders:

Link Energy Equity Incentive Plan........           830,000                    N/A(1)               370,000
                                                    -------                -------                 --------
Total....................................           830,000                    N/A                  370,000
                                                    =======                =======                 ========

(1) The restricted units awarded under the Incentive Plan vest over time and do not have an exercise price. Accordingly, no price information is provided.

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

CERTAIN BUSINESS RELATIONSHIPS

     As a result of our Restructuring Plan, six of our seven directors were selected by our former senior noteholders who signed the Restructuring Agreement. One of our new directors chosen as a result of this process is J. Robert Chambers, who is currently a Managing Director of Lehman Brothers Inc. Lehman Brothers Inc. was a party to the Restructuring Agreement described herein, as well as a party to the Term Loan Agreement. Lehman Brothers Inc. held the principal amount of $41.5 million, or approximately 18%, of our 11% senior unsecured notes prior to our emergence from bankruptcy. As a former senior unsecured noteholder, Lehman Brothers Inc. received its pro rata share of the $104 million of 9% senior unsecured notes and its pro rata share of 11,947,820 limited liability company units of EOTT LLC.

     Additionally, in connection with the settlement in bankruptcy of several lawsuits against us, Lehman Brothers Inc. agreed to purchase the allowed claims of certain of these unsecured creditors at a discount. The amount of these allowed claims was approximately $4.8 million.

     We have several previous and current business relationships with Lehman Brothers Inc. and its affiliate, Lehman Commercial Paper Inc. Lehman is presently engaged by the Company to perform financial advisory services and expects to receive approximately $3 million in calendar year 2004 in banking fees if we consummate a transaction. Lehman Brothers Inc. served as the agent for our $75 million DIP term loan, and presently serves as the agent for our $75 million term loan that is part of our exit credit facilities. Further, Lehman Brothers Inc. may receive compensation for future business conducted with Link, and Mr. Chambers may indirectly share in such compensation through payments he may receive for managing a fund that currently does and may from time to time hold investment interests in Link. During 2002 and 2003, we have paid Lehman and Lehman Commercial in the aggregate approximately $1.6 million and $7.8 million respectively, which is primarily related to interest and facility fees on the DIP term loans and the new term loans.

     Julie H. Edwards, also one of our directors, is the Executive Vice President - Finance & Administration for Frontier Oil Corporation, one of our customers. In 2003 and 2002, Frontier paid us approximately $5 million for crude oil purchases. This amount is less than 5% of our gross consolidated revenues and less than 5% of Frontier's gross consolidated revenues.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO AUDITORS

     The table set forth below indicates the aggregate fees for professional services rendered to the Company by PricewaterhouseCoopers LLP ("PwC") for the years ended December 31, 2003 and 2002.

                           YEAR ENDED DECEMBER 31,
                          ------------------------
                             2003          2002
                          ----------   ----------
Audit Fees (1) ........   $1,111,000   $  742,000
Audit-Related Fees.....            -            -
Tax Fees (2) ..........    1,035,280      599,000
All Other Fees (3).....        1,590        1,600

(1) In 2003, the amount includes fees associated with our annual audit, interim reviews and includes the review of the adoption of fresh start reporting on March 1, 2003. In 2002, the amount includes fees associated with our annual audit and interim reviews.

(2) In 2003 and 2002, the amount includes the preparation of K-1's for our unitholders, preparation of the federal and state returns for Link Energy LLC and its subsidiary partnerships and consultation regarding property tax valuations and filings.

(3) In 2003 and 2002, the amount includes a license fee and subscription fee billed by PwC Product Sales LLC for the use of a PwC Company product.

AUDIT COMMITTEE'S PRE-APPROVAL POLICY AND PROCEDURES

     The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of service and is subject to a specific engagement authorization.

     During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditors. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for those instances when pre-approval is needed prior to a scheduled Audit Committee meeting. The Chairman of the Audit Committee must report on such approvals at the next scheduled Audit Committee meeting.

     All fiscal year 2003 and 2002 audit and non-audit services provided by the independent auditors were pre-approved.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

          See "Index to Financial Statements" set forth on page F-1.

     (a)(3) EXHIBITS

2.1(a) Third Amended Joint Chapter 11 Plan of the Debtors (incorporated by reference to Exhibit 2.1 to current report on Form 8-K/A for EOTT Energy Partners, L.P. dated December 17,
                  2002)

2.1(b) Supplement/Amendment to Third Amended Joint Chapter 11 Plan of the Debtors and Glossary of Defined Terms (incorporated by reference to Exhibit 2.2 to current report on Form 8-K for EOTT Energy Partners, L.P. dated March 4, 2003)

2.2 Third Amended Disclosure Statement Under 11 U.S.C. Section 1125 In Support of the Joint Chapter 11 Plan of the Debtors (incorporated by reference to Exhibit 2.2 to current report on Form 8-K/A for EOTT Energy Partners, L.P. dated December 17,
                  2002)

3.1(a) Certificate of Formation of EOTT Energy L.L.C., dated as of November 13, 2002 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

3.1(b) Amended and Restated Limited Liability Company Agreement of EOTT Energy L.L.C., dated as of March 1, 2003 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

3.1(c) Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of EOTT Energy L.L.C. effective as of October 1, 2003 (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.1(d) Certificate of Amendment to Certificate of Formation of EOTT Energy L.L.C. effective as of October 1, 2003 (incorporated by reference to Exhibit 3.3 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.2 Certificate of Merger of EOTT Energy Partners, L.P. into EOTT Energy Operating Limited Partnership, filed on March 4, 2003 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

3.3(a) Form of Amended and Restated Agreement of Limited Partnership of EOTT Energy Operating Limited Partnership (incorporated by reference to Exhibit 10.11 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-73984)

3.3(b) Amendment No. 1 dated as of September 1, 1999 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Operating Limited Partnership (incorporated by reference to
                  Exhibit 3.2 to current report on Form 8-K for EOTT Energy Partners, L.P. dated September 29, 1999)

3.3(c) Amendment No. 2 dated as of August 29, 2001 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Operating Limited Partnership (incorporated by reference to
                  Exhibit 3.10 to Current Report on Form 8-K/A for EOTT Energy Partners, L.P. dated August 30, 2001)

3.3(d) Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Operating Limited Partnership effective as of October 1, 2003 (incorporated by reference to Exhibit 3.8 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.3(e) Certificate of Amendment to Certificate of Limited Partnership of EOTT Energy Operating Limited Partnership effective as of October 1, 2003 (incorporated by reference to Exhibit 3.7 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.4(a) Form of Amended and Restated Agreement of Limited Partnership of EOTT Energy Pipeline Limited Partnership (incorporated by reference to Exhibit 3.8 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-82269)

3.4(b) Amendment No. 1 dated as of September 1, 1999, to Amended and Restated Agreement of Limited Partnership of EOTT Energy Pipeline Limited Partnership (incorporated by reference to
                  Exhibit 3.3 to current report on Form 8-K dated September 29,
                  1999)

3.4(c) Amendment No. 2 dated as of August 29, 2001 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Pipeline Limited Partnership (incorporated by reference to
                  Exhibit 3.11 to Current Report on Form 8-K/A for EOTT Energy Partners, L.P. dated August 30, 2001)

3.4(d) Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Pipeline Limited Partnership effective as of October 1, 2003 (incorporated by reference to Exhibit 3.12 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.4(e) Certificate of Amendment to Certificate of Limited Partnership of EOTT Energy Pipeline Limited Partnership effective as of October 1, 2003 (incorporated by reference to Exhibit 3.11 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.5(a) Amended and Restated Agreement of Limited Partnership of EOTT Energy Canada Limited Partnership (incorporated by reference to Exhibit 3.9 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-82269)

3.5(b) Amendment No. 1 dated as of September 1, 1999, to Amended and Restated Agreement of Limited Partnership of EOTT Energy Canada Limited Partnership (incorporated by reference to
                  Exhibit 3.2 to current report on Form 8-K for EOTT Energy Partners, L.P. dated September 29, 1999)

3.5(c) Amendment No. 2 dated as of August 29, 2001 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Canada Limited Partnership (incorporated by reference to
                  Exhibit 3.12 to Current Report on Form 8-K/A for EOTT Energy Partners, L.P. dated August 30, 2001)

3.5(d) Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Canada Limited Partnership effective as of October 1, 2003 (incorporated by reference to Exhibit 3.10 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.5(e) Certificate of Amendment to Certificate of Limited Partnership of EOTT Energy Canada Limited Partnership effective as of October 1, 2003 (incorporated by reference to Exhibit 3.9 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.6 Agreement of Limited Partnership dated as of June 28, 2001 of EOTT Energy Liquids, L.P. (incorporated by reference to
                  Exhibit 3.13 to Quarterly Report on Form 10-Q for

                  EOTT Energy Partners, L.P. for the quarterly period ended September 30, 2001)

    3.7(a) Limited Liability Company Agreement dated as of June 27, 2001 of EOTT Energy General Partner, L.L.C. (incorporated by reference to Exhibit 3.14 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the quarterly period ended September 30, 2001)

    3.7(b) Amendment No. 1 to Limited Liability Company Agreement of EOTT Energy General Partner, L.L.C. effective as of August 29, 2001 (incorporated by reference to Exhibit 3.15 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the quarterly period ended September 30, 2001)

    3.7(c) Amendment No. 2 to Limited Liability Company Agreement of EOTT Energy General Partner, L.L.C. effective as of October 1, 2003 (incorporated by reference to Exhibit 3.6 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

    3.8 Certificate of Amendment to Certificate of Formation of EOTT Energy General Partner, L.L.C. effective as of October 1, 2003 (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

    3.9(a)        Certificate of Incorporation of EOTT Energy Finance Corp.
                  dated July 1, 1999 (incorporated by reference to Exhibit 3.10 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-82269)

    3.9(b) Certificate of Amendment to Certificate of Incorporation of EOTT Energy Finance Corp. effective as of October 1, 2003 (incorporated by reference to Exhibit 3.13 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

    4.1 Indenture among EOTT Energy L.L.C., EOTT Energy Finance Corp., the Subsidiary Guarantors and the Bank of New York, as trustee, for 9% Senior Notes due 2010, dated March 1, 2003 (incorporated by reference to Exhibit T3C to Amendment No. 1 to EOTT Energy LLC's Application for Qualification of Indenture on Form T-3 dated April 4, 2003)

    4.2 Form of Warrant Agreement dated as of March 1, 2003 (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

    4.3 Form of Registration Rights Agreement, by and between EOTT Energy LLC and Unitholders dated as of March 1, 2003 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

***10.1(a)        Crude Oil Supply and Terminalling Agreement dated as of
                  December 1, 1998 between Koch Oil Company and EOTT Energy
                  Operating Limited Partnership (incorporated by reference to
                  Exhibit 10.23 to Annual Report on Form 10-K for EOTT Energy
                  Partners, L.P. for the year ended December 31, 1998)

***10.1(b)        Amendment dated December 1, 1998 to the Crude Oil Supply and
                  Terminalling Agreement dated as of December 1, 1998 between
                  Koch Oil Company and EOTT Energy Operating Limited Partnership
                  (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 1998)

***10.1(c)        Letter Agreement dated September 14, 2000 amending Crude Oil
                  Supply and Terminalling Agreement (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q for EOTT
                  Energy Partners, L.P. for the quarterly period ended September

                  30, 2000)

 ***10.1(d)       Letter Agreement dated February 6, 2001 amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2000)

****10.1(e)       Letter Agreement dated June 27, 2001 amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2001)

****10.1(f)       Letter Agreement dated August 23, 2001 amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2001)

    10.1(g) Letter Agreement dated December 18, 2001 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998 (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended December 31, 2001)

****10.1(h)       Letter Agreement dated January 9, 2002 amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2001)

    10.1(i) Letter Agreement dated May 17, 2002 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

    10.1(j) Letter Agreement dated May 17, 2002 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

    10.1(k) Letter Agreement dated June 26, 2002 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

    10.1(l) Letter Agreement dated October 3, 2002 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

****10.1(m)       Letter Agreement dated June 20, 2003 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended June 30, 2003)

    10.2          Settlement Agreement by and among EOTT Energy Partners, L.P.
                  and certain of its subsidiaries and Enron Corp. and certain of its affiliates, dated as of October 8, 2002 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the quarterly period ended September 30, 2002)

    10.3 Restructuring Agreement by and among EOTT Energy Partners, L.P. and certain of its subsidiaries and Enron Corp. and certain of its affiliates, Standard Chartered Bank PLC,

                  Standard Chartered Trade Services Corporation, Lehman Commercial Paper, Inc., and Certain Holders of the Company's 11% Senior Notes Due 2009, dated as of October 7, 2002 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the quarterly period ended September 30, 2002)

 10.4(a) Letter of Credit Agreement among EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT Energy Pipeline Limited Partnership, as joint and several Borrowers, EOTT Energy LLC and EOTT Energy General Partner, L.L.C., as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent and the LC Participants hereto, dated as of February 11, 2003 (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

 10.4(b) Amendment No. 1 dated September 29, 2003 to the Letter of Credit Agreement among EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT Energy Pipeline Limited Partnership, as joint and several Borrowers, EOTT Energy LLC and EOTT Energy General Partner, L.L.C., as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent and the LC Participants hereto, dated as of February 11, 2003 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

*10.4(c) Amendment No. 2 dated November 14, 2003 to the Letter of Credit Agreement among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent, and the LC Participants thereto, dated as of February 11, 2003.

*10.4(d) Amendment No. 3 dated November 20, 2003 to the Letter of Credit Agreement among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent, and the LC Participants thereto, dated as of February 11, 2003.

*10.4(e) Amendment No. 4 dated March 9, 2004 to the Letter of Credit Agreement among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent, and the LC Participants thereto, dated as of February 11, 2003.

*10.4(f) Limited Waiver to Letter of Credit Agreement, Second Amended and Restated Commodities Repurchase Agreement and Second Amended and Restated Receivables Purchase Agreement dated as of November 14, 2003, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link

                  Energy LLC, Link Energy General Partners LLC, as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent, and the LC Participants thereto, dated as of February 11, 2003.

*10.4(g) Limited Waiver to Letter of Credit Agreement, Second Amended and Restated Commodities Repurchase Agreement and Second Amended and Restated Receivables Purchase Agreement dated as of November 18, 2003, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent, and the LC Participants thereto, dated as of February 11, 2003.

*10.4(h) Limited Waiver to Letter of Credit Agreement, Second Amended and Restated Commodities Repurchase Agreement and Second Amended and Restated Receivables Purchase Agreement dated as of January 15, 2004, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent, and the LC Participants thereto, dated as of February 11, 2003.

*10.4(i) Limited Waiver to Letter of Credit Agreement, Second Amended and Restated Commodities Repurchase Agreement and Second Amended and Restated Receivables Purchase Agreement dated as of March 9, 2004, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent, and the LC Participants thereto, dated as of February 11, 2003.

 10.5(a) Term Loan Agreement among EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P. and EOTT Energy Pipeline Limited Partnership, as joint and several Borrowers, EOTT Energy LLC and EOTT Energy General Partner, L.L.C., as Guarantors, Lehman Brothers Inc., as Term Lender Agent and the Term Lenders hereto, dated as of February 11, 2003 (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

*10.5(b) Limited Waiver to Term Loan Agreement dated as of November 14, 2003, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Lehman Brothers Inc., as Term Lender Agent and the Term Lenders hereto, dated as of February 11, 2003.

*10.5(c) Limited Waiver to Lehman Credit Agreement dated as of November 18, 2003, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Lehman Brothers Inc., as Term Lender Agent and the Term Lenders hereto, dated as of February 11, 2003.

*10.5(d) Limited Waiver to Lehman Credit Agreement dated as of January 15, 2004, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Lehman Brothers Inc., as Term Lender Agent and the Term Lenders hereto, dated as of February 11, 2003.

 10.6(a) Second Amended and Restated Commodities Repurchase Agreement, by and among EOTT Energy Operating Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of February 11, 2003 (incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

 10.6(b) Amendment No. 1 dated August 29, 2003 to the Second Amended and Restated Commodities Repurchase Agreement, by and among EOTT Energy Operating Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of February 11, 2003 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

*10.6(c) Amendment No. 2 dated November 20, 2003 to the Second Amended and Restated Commodities Repurchase Agreement, by and among Link Energy Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of February 11, 2003

*10.6(d) Amendment No. 3 dated February 24, 2004 to the Second Amended and Restated Commodities Repurchase Agreement, by and among Link Energy Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of February 11, 2003

 10.7(a) Second Amended and Restated Receivables Purchase Agreement, by and among EOTT Energy Operating Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of February 11, 2003 (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

 10.7(b) Amendment No. 1 dated August 29, 2003 to the Second Amended and Restated Receivables Repurchase Agreement, by and among EOTT Energy Operating Limited Partnership, Standard Chartered Trade Services, Standard Chartered, as collateral agent, dated as of February 11, 2003 (incorporated by reference to Exhibit
                  10.8 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

*10.7(c) Amendment No. 2 dated February 24, 2004 to the Second Amended and Restated Receivables Repurchase Agreement, by and among Link Energy Limited Partnership, Standard Chartered Trade Services, Standard Chartered, as collateral agent, dated as of February 11, 2003.

 10.8 Intercreditor and Security Agreement among EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT Energy Pipeline Limited Partnership, as joint and several Borrowers, and EOTT Energy LLC and EOTT Energy General Partner, L.L.C., as joint and several Guarantors, and Standard Chartered Bank, Lehman Brothers, Inc., and Standard Chartered Trade Services Corporation and various other Secured Parties and Standard Chartered Bank, as collateral agent, dated as of March 1, 2003 (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

*10.9 Extension Letter Agreement dated February 24, 2004 by and between Link Energy Limited Partnership and Standard Chartered Trade Services Corporation

 10.10 Form of Administrative Services Agreement by and between EOTT Energy LLC and EOTT Energy General Partner, L.L.C., effective January 1, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for EOTT Energy LLC for the quarterly period ended March 31, 2003)

+10.11 Executive Employment Agreement between EOTT Energy LLC and Thomas M. Matthews, effective as of July 1, 2003 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

+10.12            Executive Employment Agreement between EOTT Energy LLC and H.
                  Keith Kaelber, effective as of July 1, 2003 (incorporated by reference to Exhibit 10.3 to Quarterly

                  Report on Form 10-Q for the quarterly period ended June 30,
                  2003)

 +10.13 Executive Employment Agreement between EOTT Energy LLC and Dana R. Gibbs, effective as of July 1, 2003 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

 +10.14 Letter of Offering from EOTT Energy LLC to James R. Allred dated June 10, 2003 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

 +10.15 EOTT Energy LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

*+10.16           Form of Employee Change in Control Agreement, effective
                  January 1, 2004

**10.17 Crude Oil Joint Marketing Agreement dated November 20, 2003, effective January 1, 2004, between Chevron Texaco Global Trading and Link Energy Limited Partnership.

 *21.1            Subsidiaries of the Registrant

 *31.1            Section 302 Certification of Thomas M. Matthews

 *31.2            Section 302 Certification of H. Keith Kaelber

 *32.1            Section 906 Certification of Thomas M. Matthews and H. Keith
                  Kaelber

*        Filed herewith.

** Filed herewith, but confidential treatment has been requested with respect to certain portions of this exhibit.

***      Certain portions of this exhibit have been treated confidentially.

**** Confidential treatment has been requested with respect to certain portions of this exhibit.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

         (b) REPORTS ON FORM 8-K

     On November 17, 2003, we filed a Current Report on Form 8-K to furnish information under Item 9 regarding control deficiencies with inventory and accounts payable reconciliation procedures in our pipelines and liquids operations.

     On March 16, 2004, we filed a Current Report on Form 8-K to furnish information under Item 5 regarding the late filing of our Annual Report on Form 10-K for the year ended December 31, 2003 and an update on business developments.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of March, 2004.

                                                      LINK ENERGY LLC
                                          (A Delaware Limited Liability Company)

                                         By:      /s/ THOMAS M. MATTHEWS
                                             ___________________________________
                                             Thomas M. Matthews
                                              Chairman of the Board and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                Signature                                   Title                   Date
                ---------                                   -----                   ----
       /s/   THOMAS M. MATTHEWS                  Chairman of the Board and
--------------------------------------------     Chief Executive Officer       March 30, 2004
             Thomas M. Matthews

      /s/    J. ROBERT CHAMBERS                  Director
--------------------------------------------                                   March 30, 2004
             J. Robert Chambers

      /s/     JULIE H. EDWARDS                   Director
--------------------------------------------                                   March 30, 2004
              Julie H. Edwards

      /s/       ROBERT E. OGLE                   Director
--------------------------------------------                                   March 30, 2004
                Robert E. Ogle

      /s/     JAMES M. TIDWELL                   Director
--------------------------------------------                                   March 30, 2004
              James M. Tidwell

      /s/    S. WIL VANLOH, JR.                  Director
--------------------------------------------                                   March 30, 2004
             S. Wil VanLoh, Jr.

      /s/    DANIEL J. ZALOUDEK                  Director
--------------------------------------------                                   March 30, 2004
             Daniel J. Zaloudek

     /s/     H. KEITH KAELBER                    Executive Vice President
--------------------------------------------     and Chief Financial Officer   March 30, 2004
             H. Keith Kaelber

     /s/       LORI L. MADDOX                    Vice President and
--------------------------------------------     Controller                    March 30, 2004
               Lori L. Maddox

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                ----
Financial Statements
     Report of Independent Auditors (Successor Company).......................................  F-2
     Report of Independent Auditors (Predecessor Company).....................................  F-3
     Consolidated Statements of Operations -
         Ten Months Ended December 31, 2003 (Successor Company)
         Two Months Ended February 28, 2003 (Predecessor Company) and
         Years Ended December 31, 2002 and 2001 (Predecessor Company).........................  F-4
     Consolidated Balance Sheets - December 31, 2003 (Successor Company)
         and 2002 (Predecessor Company).......................................................  F-5
     Consolidated Statements of Cash Flows  -
         Ten Months Ended December 31, 2003 (Successor Company)
         Two Months Ended February 28, 2003 (Predecessor Company) and
         Years Ended December 31, 2002 and 2001 (Predecessor Company).........................  F-6
     Consolidated Statements of Members'/Partners' Capital -
         Ten Months Ended December 31, 2003 (Successor Company)
         Two Months Ended February 28, 2003 (Predecessor Company) and
         Years Ended December 31, 2002 and 2001 (Predecessor Company).........................  F-7
     Notes to Consolidated Financial Statements...............................................  F-8
Supplemental Schedule
     Schedule II - Valuation and Qualifying Accounts and Reserves.............................  S-1

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Unitholders of Link Energy LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, members' capital and cash flows present fairly, in all material respects, the financial position of Link Energy LLC and its subsidiaries (Successor Company) at December 31, 2003 and the results of their operations and their cash flows for the period from March 1, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of Texas confirmed the Company's voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "plan") on February 18, 2003, to be effective March 1, 2003. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of February 28, 2003.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 30, 2004

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Unitholders of Link Energy LLC:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of EOTT Energy Partners, L.P. and its subsidiaries (Predecessor Company) at December 31, 2002 and the results of their operations and their cash flows for the period from January 1, 2003 to February 28, 2003, and for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company filed a petition on October 8, 2002 with the United States Bankruptcy Court for the Southern District of Texas for reorganization under the provisions of Chapter 11 of the U.S. Bankruptcy Code. The Company's reorganization plan was confirmed on February 18, 2003, to be effective on March 1, 2003. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of February 28, 2003.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 20 to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue 02-03, "Issues involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," related to the rescission of Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," as of January 1, 2003. As discussed in Note 20 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations as of January 1, 2003.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 30, 2004

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Unit Amounts)

                                                      SUCCESSOR COMPANY |                PREDECESSOR COMPANY
                                                      ----------------- | ---------------------------------------------
                                                         TEN MONTHS     |     TWO MONTHS       YEAR ENDED DECEMBER 31,
                                                            ENDED       |       ENDED         -------------------------
                                                      DECEMBER 31, 2003 | FEBRUARY 28, 2003      2002           2001
                                                      ----------------- | -----------------   ---------       ---------
                                                                        |
Operating Revenue ...............................         $ 152,676     |     $  31,979       $ 182,942       $ 250,573
                                                                        |
Cost of Sales ...................................            23,995     |         5,155          24,489          42,900
Operating Expenses ..............................            70,102     |        13,020          94,274          97,969
Depreciation and Amortization-operating .........            17,139     |         4,123          26,621          27,802
                                                          ---------     |     ---------       ---------       ---------
                                                                        |
Gross Profit ....................................            41,440     |         9,681          37,558          81,902
                                                                        |
Selling, General and Administrative Expenses ....            45,959     |         6,846          53,480          45,051
Depreciation and Amortization-corporate & other .                22     |           519           3,267           3,083
Other (Income) Expense ..........................           (13,867)    |            (8)          6,710          (1,092)
Impairment of Assets ............................                 -     |             -           1,168               -
                                                          ---------     |     ---------       ---------       ---------
                                                                        |
Operating Income (Loss) .........................             9,326     |         2,324         (27,067)         34,860
                                                                        |
Interest Expense and Related Charges ............           (32,708)    |        (5,645)        (45,876)        (35,363)
Interest Income .................................                77     |            58             127           1,319
Other, net ......................................               115     |            98             (44)           (517)
                                                          ---------     |     ---------       ---------       ---------
                                                                        |
Income  (Loss) from Continuing Operations Before                        |
    Reorganization Items, Net Gain on Discharge                         |
    of Debt and Fresh Start Adjustments .........           (23,190)    |        (3,165)        (72,860)            299
                                                                        |
Reorganization Items ............................                 -     |        (7,330)         32,847               -
Net Gain on Discharge of Debt (Note 5) ..........                 -     |       131,560               -               -
Fresh Start Adjustments (Note 6) ................                 -     |       (56,771)              -               -
                                                          ---------     |     ---------       ---------       ---------
                                                                        |
Income (Loss) from Continuing Operations ........           (23,190)    |        64,294         (40,013)            299
                                                                        |
Loss from Discontinued Operations (Note 8) ......           (30,639)    |           (51)        (61,718)        (16,605)
                                                          ---------     |     ---------       ---------       ---------
                                                                        |
Income (Loss) Before Cumulative Effect of                               |
    Accounting Change ...........................           (53,829)    |        64,243        (101,731)        (16,306)
Cumulative Effect of Accounting Change                                  |
    (Notes 2 & 20) ..............................                 -     |        (3,976)              -           1,073
                                                          ---------     |     ---------       ---------       ---------
                                                                        |
Net Income (Loss) ...............................         $ (53,829)    |     $  60,267       $(101,731)      $ (15,233)
                                                          =========     |     =========       =========       =========
                                                                        |
Basic Net Income (Loss) Per Unit (Note 12)                              |
      LLC Unit ..................................         $   (4.37)    |     $     N/A       $     N/A       $     N/A
                                                          =========     |     =========       =========       =========
      Common Unit ...............................         $     N/A     |     $    0.12       $   (0.01)      $   (0.54)
                                                          =========     |     =========       =========       =========
      Subordinated Unit .........................         $     N/A     |     $       -       $   (3.24)      $   (0.54)
                                                          =========     |     =========       =========       =========
Diluted Net Income (Loss) Per Unit (Note 12) ....         $   (4.37)    |     $    0.08       $   (1.07)      $   (0.54)
                                                          =========     |     =========       =========       =========
Distributions Per Unit .....................              $       -     |     $       -       $    0.25       $    1.90
                                                          =========     |     =========       =========       =========
                                                                        |
Average Units Outstanding for Diluted Computation            12,331     |        27,476          27,476          27,476
                                                          =========     |     =========       =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                              SUCCESSOR COMPANY  |  PREDECESSOR COMPANY
                                                              -----------------  |  -------------------
                                                              DECEMBER 31, 2003  |   DECEMBER 31, 2002
                                                              -----------------  |   -----------------
                                                                                 |
                              ASSETS                                             |
Current Assets                                                                   |
    Cash and cash equivalents .............................       $   2,450      |       $  16,432
    Restricted cash (Note 8) ..............................           6,045      |               -
    Trade and other receivables, net of allowance for                            |
       doubtful accounts of $1,210 and $1,210, respectively         446,030      |         407,096
    Inventories of continuing operations ..................           7,636      |          16,168
    Inventories of discontinued operations ................               -      |          17,386
    Other .................................................           6,283      |          23,888
                                                                  ---------      |       ---------
       Total current assets ...............................         468,444      |         480,970
                                                                  ---------      |       ---------
                                                                                 |
Property, Plant and Equipment .............................         278,724      |         546,410
    Less:  Accumulated depreciation .......................          16,214      |         205,351
                                                                  ---------      |       ---------
       Net property, plant and equipment ..................         262,510      |         341,059
                                                                  ---------      |       ---------
                                                                                 |
Long-lived assets of discontinued operations ..............             838      |          39,899
Goodwill ..................................................               -      |           7,436
Other Assets ..............................................           6,852      |           4,070
                                                                  ---------      |       ---------
                                                                                 |
Total Assets ..............................................       $ 738,644      |       $ 873,434
                                                                  =========      |       =========
                                                                                 |
            LIABILITIES AND MEMBERS'/PARTNERS' CAPITAL                           |
                                                                                 |
Current Liabilities                                                              |
    Trade and other accounts payable ......................       $ 476,509      |       $ 389,346
    Accrued taxes payable .................................           6,700      |          11,327
    Term loans (Note 4) ...................................          75,000      |          75,000
    Commodity repurchase agreement (Note 4) ...............          18,000      |          75,000
    Receivable financing (Note 4) .........................          27,000      |          50,000
    Other .................................................          27,982      |          23,274
                                                                  ---------      |       ---------
       Total current liabilities ..........................         631,191      |         623,947
                                                                  ---------      |       ---------
                                                                                 |
Long -Term Liabilities                                                           |
    Senior notes (Note 4) .................................         104,451      |               -
    Other .................................................          17,399      |          15,817
                                                                  ---------      |       ---------
       Total long-term liabilities ........................         121,850      |          15,817
                                                                  ---------      |       ---------
                                                                                 |
Liabilities Subject to Compromise (Note 5) ................               -      |         292,827
                                                                  ---------      |       ---------
                                                                                 |
Commitments and Contingencies (Note 15)                                          |
                                                                                 |
Additional Partnership Interests (Note 18) ................               -      |           9,318
                                                                  ---------      |       ---------
                                                                                 |
Members'/Partners' Capital (Deficit)                                             |
    Partners' Capital (Deficit) ...........................               -      |         (68,475)
    Members' Capital (Deficit) ............................         (14,392)     |               -
    Accumulated Other Comprehensive Income (Loss) .........              (5)     |               -
                                                                  ---------      |       ---------
    Total .................................................         (14,397)     |         (68,475)
                                                                  ---------      |       ---------
Total Liabilities and Members'/Partners' Capital ..........       $ 738,644      |       $ 873,434
                                                                  =========      |       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                SUCCESSOR COMPANY |                PREDECESSOR COMPANY
                                                                ----------------- | -------------------------------------------
                                                                 TEN MONTHS ENDED | TWO MONTHS ENDED    YEAR ENDED DECEMBER 31,
                                                                DECEMBER 31, 2003 | FEBRUARY 28, 2003     2002          2001
                                                                ----------------- | -----------------   ---------    ---------
                                                                                  |
CASH FLOWS FROM OPERATING ACTIVITIES                                              |
    Reconciliation of net income (loss) to net cash                               |
      provided by (used in) operating activities                                  |
      Net income (loss) ...................................         $ (53,829)    |    $  60,267       $(101,731)   $ (15,233)
      Depreciation ........................................            19,242     |        5,560          35,535       33,469
      Amortization of goodwill and other ..................                 -     |            -           2,015        2,609
      Impairment of assets ................................             2,751     |            -          77,268       29,057
      Write-down of liquids operations inventories ........             4,003     |            -               -            -
      Net unrealized change in crude oil trading activities               822     |       (2,120)         (1,755)       2,053
      (Gains) losses on disposal of assets ................            (2,727)    |            -             984          229
      Non-cash compensation expense .......................             2,306     |            -               -            -
      Non-cash net gain for reorganization items and                              |
      discharge of debt ...................................                 -     |     (127,185)        (37,802)           -
      Fresh start adjustments .............................                 -     |       56,771               -            -
      Changes in components of working capital--                                  |
        Receivables .......................................            (6,475)    |      (32,177)         94,089      421,680
        Inventories .......................................            13,097     |        7,617          53,133        1,548
        Other current assets ..............................             3,192     |        2,428           7,411       (1,780)
        Trade accounts payable ............................             9,613     |       47,845         (97,513)    (537,198)
        Accrued taxes payable .............................             1,962     |        1,717           2,481       (1,909)
        Other current liabilities .........................            14,500     |         (320)            (98)      19,249
      Other assets and liabilities ........................            (8,623)    |        2,530             682        4,968
                                                                    ---------     |    ---------       ---------    ---------
    Net Cash Provided by (Used in) Operating Activities ...              (166)    |       22,933          34,699      (41,258)
                                                                    ---------     |    ---------       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                              |
    Proceeds from sale of assets ..........................            62,197     |            -           2,390       17,209
    Increase in restricted cash ...........................            (6,045)    |            -               -            -
    Acquisitions ..........................................                 -     |            -               -     (117,000)
    Additions to property, plant and equipment ............            (9,153)    |         (285)        (31,238)     (36,228)
                                                                    ---------     |    ---------       ---------    ---------
    Net Cash Provided by (Used in) Investing Activities ...            46,999     |         (285)        (28,848)    (136,019)
                                                                    ---------     |    ---------       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES                                              |
    Increase (decrease) in receivable financing ...........           (23,000)    |            -           7,500       42,500
    Increase (decrease) in short-term borrowings ..........                 -     |            -         (40,000)      40,000
    Increase in term loans ................................                 -     |            -          75,000            -
    Increase (decrease) in repurchase agreements ..........           (57,000)    |            -         (25,000)     100,000
    Debt issuance cost ....................................            (3,758)    |            -            (750)           -
    Distributions to unitholders ..........................                 -     |            -          (4,712)     (43,163)
    Exercise of warrants ..................................               444     |            -               -            -
    Other .................................................            (1,804)    |        1,655          (4,398)     (13,349)
                                                                    ---------     |    ---------       ---------    ---------
    Net Cash Provided by (Used in) Financing Activities ...           (85,118)    |        1,655           7,640      125,988
                                                                    ---------     |    ---------       ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents ..........           (38,285)    |       24,303          13,491      (51,289)
Cash and Cash Equivalents Beginning of Period .............            40,735     |       16,432           2,941       54,230
                                                                    ---------     |    ---------       ---------    ---------
Cash and Cash Equivalents End of Period ...................         $   2,450     |    $  40,735       $  16,432    $   2,941
                                                                    =========     |    =========       =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                  |
    Cash Paid for Interest ................................         $  19,558     |    $   5,599       $  34,931    $  33,041
                                                                    =========     |    =========       =========    =========
    Cash Paid for Reorganization Items ....................         $   6,271     |    $   2,867       $   4,955    $       -
                                                                    =========     |    =========       =========    =========
SUPPLEMENTAL NON CASH INVESTING AND FINANCING INFORMATION                         |
    Discharge of 11% Senior Notes, including accrued                              |
    interest ..............................................         $       -     |    $ 248,481       $       -    $       -
                                                                    =========     |    =========       =========    =========
    Cancellation of additional partnership interests ......         $       -     |    $   9,318       $       -    $       -
                                                                    =========     |    =========       =========    =========
    Issuance of 9% Senior Notes and payment of interest in                        |
    kind ..................................................         $   5,200     |    $ 104,000       $       -    $       -
                                                                    =========     |    =========       =========    =========
    Issuance of new equity of Successor Company ...........         $       -     |    $  36,687       $       -    $       -
                                                                    =========     |    =========       =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              CONSOLIDATED STATEMENTS OF MEMBERS'/PARTNERS' CAPITAL
                                 (In Thousands)

                                                                     PARTNERS CAPITAL
                                                          ------------------------------------
                                                                                                            ACCUMULATED
                                                                                                                OTHER
                                                             COMMON   SUBORDINATED    GENERAL     MEMBERS'  COMPREHENSIVE
                                                          UNITHOLDERS  UNITHOLDERS    PARTNER     CAPITAL   INCOME (LOSS)   TOTAL
                                                          -----------  -----------    -------     -------   -------------   -----
Partners' Capital (Deficit) at December 31, 2000
     (Unaudited) .......................................   $  47,832    $  41,247    $   7,285   $       -    $       -   $  96,364

       Net loss ........................................     (10,042)      (4,892)        (299)          -            -     (15,233)

       Cash distribution ...............................     (35,105)      (7,200)        (858)          -            -     (43,163)
                                                           ---------    ---------    ---------   ---------    ---------   ---------

Partners' Capital (Deficit) at December 31, 2001 .......       2,685       29,155        6,128           -            -      37,968

       Net loss ........................................        (201)     (29,155)     (72,375)          -            -    (101,731)

       Cash distribution ...............................      (4,619)           -          (93)          -            -      (4,712)
                                                           ---------    ---------    ---------   ---------    ---------   ---------

Partners' Capital (Deficit) at December 31, 2002 .......      (2,135)           -      (66,340)          -            -     (68,475)

       Loss before reorganization items, net gain on
         discharge of debt and fresh start adjustments..           -            -       (7,192)          -            -      (7,192)

       Reorganization items and net gain on
         discharge of debt..............................      15,700       36,705       80,033      36,687            -     169,125

       Fresh start adjustments .........................     (13,565)     (36,705)      (6,501)          -            -     (56,771)
                                                           ---------    ---------    ---------   ---------    ---------   ---------

Members' Capital at February 28, 2003
         (Successor Company)............................   $       -    $       -     $      -   $  36,687    $       -   $  36,687

                                                           =========    =========    =========   =========    =========   =========
___________________________________________________________________________________________________________________________________

Members' Capital at March 1, 2003
         (Successor Company)............................   $       -    $       -     $      -   $  36,687    $       -   $  36,687

       Net loss ........................................           -            -            -     (53,829)           -     (53,829)

       Unrealized net losses on derivative instruments
         arising during the period .....................           -            -            -           -         (160)

       Less reclassification adjustment for net realized
       losses on derivative instruments
       included in net loss ............................           -            -            -           -          155          (5)
                                                                                                                          ---------

       Comprehensive loss ..............................                                                                    (53,834)
                                                                                                                          ---------

       Exercise of warrants ............................           -            -            -         444            -         444

       Issuance of restricted units ....................           -            -            -      12,450            -      12,450

       Less unearned compensation expense ..............           -            -            -     (10,144)           -     (10,144)
                                                           ---------    ---------    ---------   ---------    ---------   ---------

Members' Capital at December 31, 2003
       (Successor Company) .............................   $       -    $       -    $       -   $ (14,392)   $      (5)  $ (14,397)
                                                           =========    =========    =========   =========    =========   =========

  The accompanying notes are an integral part of these consolidated financial statements

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

Name Change and Organization

     Effective October 1, 2003, EOTT Energy LLC ("EOTT LLC") changed its name to Link Energy LLC ("Link LLC"). In connection with our name change, we also changed the names of several of our subsidiaries as listed in the table below.

NEW NAME                                          FORMER NAME
Link Energy Limited Partnership                   EOTT Energy Operating Limited Partnership
Link Energy Pipeline Limited Partnership          EOTT Energy Pipeline Limited Partnership
Link Energy Canada Limited Partnership            EOTT Energy Canada Limited Partnership
Link Energy Finance Corp.                         EOTT Energy Finance Corp.
Link Energy General Partner LLC                   EOTT Energy General Partner, L.L.C.
Link Energy Canada, Ltd.                          EOTT Energy Canada Management Ltd.

     Link LLC is a Delaware limited liability company that was formed on November 14, 2002 in anticipation of assuming and continuing the business formerly directly owned by EOTT Energy Partners, L.P. (the "MLP"), which, as described in Note 5 below, filed for Chapter 11 reorganization with its wholly owned subsidiaries on October 8, 2002. The MLP emerged from bankruptcy and merged into EOTT Energy Operating Limited Partnership resulting in EOTT LLC becoming the successor registrant to the MLP on March 1, 2003, the effective date of the Third Amended Joint Chapter 11 Plan of Reorganization, as supplemented ("Restructuring Plan"). We operate principally through four affiliated operating limited partnerships, Link Energy Limited Partnership, Link Energy Canada Limited Partnership, Link Energy Pipeline Limited Partnership, and EOTT Energy Liquids, L.P. (see Note 8 for information regarding the disposition of our Liquids operations), each of which is a Delaware limited partnership. Link Energy Finance Corp. was formed in order to facilitate certain investors' ability to purchase our senior notes. Link Energy General Partner, LLC serves as the general partner for our four affiliated operating limited partnerships. Until the MLP emerged from bankruptcy, EOTT Energy Corp. (the "General Partner"), a Delaware corporation and a wholly owned subsidiary of Enron Corp. ("Enron"), served as the general partner of the MLP and owned an approximate 1.98% general partner interest in the MLP. The General Partner filed for bankruptcy on October 21, 2002. Unless the context otherwise requires, the terms "we," "our," "us," and "Link" refer to Link Energy LLC and its four affiliated operating limited partnerships, Link Energy Finance Corp., and Link Energy General Partner, LLC (the "Subsidiary Entities"), and for periods prior to our emergence from bankruptcy in March 2003, such terms and "EOTT" refer to EOTT Energy Partners, L.P. and its sole general partner, EOTT Energy Corp., as well as the Subsidiary Entities.

Fresh Start Reporting

     As a result of the application of fresh start reporting under the American Institute of Certified Public Accountants Statement of Position No. 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," as of February 28, 2003 (the date chosen for accounting purposes), Link's financial results for the ten months ended December 31, 2003 and the two months ended February 28, 2003 include two different bases of accounting and accordingly, the financial condition, operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For a further discussion of fresh start reporting, see Note 6. For purposes of these financial statements, references to the "Predecessor Company" are references to us for periods through February 28, 2003 (the last day of the calendar month in which we emerged from bankruptcy) and references to the "Successor Company" are references to Link for periods subsequent to February 28, 2003. The Successor Company's financial statements are not comparable to the Predecessor Company's financial statements. See further discussion in Note 6.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In order for us to continue to be classified as a partnership for federal income tax purposes, at least 90% of our gross income for every taxable year must consist of "qualifying income" within the meaning of the Internal Revenue Code. In 2002 and 2003, we recognized income from our settlement with Enron and discharge of indebtedness in excess of 10% of our gross income for each of those years. As disclosed in more detail in our Third Amended Joint Chapter 11 Plan which is incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2002, we concluded that income from our settlement with Enron and our debt discharge income constituted "qualifying income," although the matter was not free from doubt. In January 2004, we requested a private letter ruling from the Internal Revenue Service to determine either that the income from our settlement with Enron and the debt discharge income is qualifying income or that the recognition of such income should be disregarded for purposes of the qualifying income test because it was an inadvertent result of our bankruptcy.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. We own and operate our assets through our operating limited partnerships. The accompanying financial statements reflect the consolidated accounts of Link Energy LLC and the operating limited partnerships after elimination of intercompany transactions.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Nature of Operations. Through our affiliated limited partnerships, Link Energy Limited Partnership, Link Energy Canada Limited Partnership, Link Energy Pipeline Limited Partnership, and EOTT Energy Liquids, L.P., we are engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and related activities. Prior to their disposition in 2003, we were also engaged in the operation of a hydrocarbon processing plant (the "Morgan's Point Facility"), a natural gas liquids storage facility (the "Mont Belvieu Facility") and natural gas liquids assets on the West Coast. See Note 8 for information regarding the disposition of our Morgan's Point Facility, Mont Belvieu Facility and natural gas liquids assets on the West Coast. The results of operations related to these assets have been reclassified to discontinued operations for all periods presented herein. Our remaining principal business segments are our North American Crude Oil gathering and marketing operations and our Pipeline Operations.

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

     Restricted Cash. Restricted cash represents cash which is not available for general corporate purposes. At December 31, 2003, restricted cash is comprised of amounts to be used for the settlement of certain obligations related to our Liquids Operations, which were sold on December 31, 2003. See further discussion in Note 8.

     Inventory. Inventory includes crude oil inventory in our North American Crude Oil gathering and marketing operations and our Pipeline Operations. Inventory is stated at average cost for all periods presented.

     Property, Plant and Equipment. Property, plant and equipment is stated at historical cost for the Predecessor Company and has been adjusted to reflect the adoption of fresh start reporting for the Successor Company. See Note 7. Normal maintenance and repairs are charged to expense as incurred while significant improvements which extend the life of the asset are capitalized. Upon retirement or sale of an asset, the asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the results of operations.

     Impairment of Assets. We evaluate impairment of our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and would recognize an impairment when estimated undiscounted future cash flows associated with an asset or group of assets are less than the asset carrying amount. Long-lived assets are subject to factors which could affect future cash flows. These factors include competition, our financial condition and cost of credit which impacts our ability to maintain or increase our crude oil volumes, regulation, environmental matters, consolidation in the industry, refinery demand for specific grades of crude oil, area market price structures and continued developmental drilling in certain areas of the United States. We continuously monitor these factors and pursue alternative strategies to maintain or enhance cash flows associated with these assets; however, no assurances can be given that we can mitigate the effects, if any, on future cash flows related to any changes in these factors. See Note 8 for further discussion of asset impairments.

     Depreciation. Depreciation is provided by applying the straight-line method to the basis of property, plant, and equipment over the estimated useful lives of the assets. Asset lives are 10 to 20 years for barging, terminalling, gathering and pipeline facilities, 5 to 10 years for transportation equipment, and 3 to 20 years for other buildings and equipment.

     Goodwill. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires entities to discontinue the amortization of goodwill, allocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair value-based analysis on the goodwill in each reporting segment. Goodwill is to be tested for impairment annually or more frequently if circumstances indicate a possible impairment. Goodwill was allocated to the North American Crude Oil segment and in 2002 no

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment of goodwill was required. Our reported income from continuing operations of $0.3 million ($0.01 per diluted unit) in 2001 included amortization of goodwill of $1.0 million ($0.4 per diluted unit). Our income from continuing operations in 2001, excluding the amortization of goodwill, would have been $1.3 million ($0.05 per diluted unit). In connection with the adoption of fresh start reporting (see Note 6), all remaining goodwill at February 28, 2003 was eliminated.

     Pipeline Linefill. Pipeline linefill, which consists of minimum operating requirements is recorded at cost for the Predecessor Company and was adjusted to fair value in connection with the adoption of fresh start reporting for the Successor Company (See Note 6). Total minimum operating linefill requirements held in third party pipelines and our pipelines at December 31, 2003 and 2002 were 2.1 million barrels valued at $39.7 million and 2.9 million barrels valued at $50.2 million, respectively. Minimum linefill requirements held in third party pipelines at December 31, 2003 and 2002 were valued at $6.3 million and $8.8 million, respectively, and classified as Other Assets and Other Current Assets, respectively, on the balance sheet. Minimum linefill requirements held in our pipelines at December 31, 2003 and 2002, were valued at $33.4 million and $41.4 million, respectively, and classified as Property, Plant and Equipment on the balance sheet. See Note 8 for information regarding the sale of certain linefill.

     Derivative and Hedging Activities. We utilize derivative instruments to minimize our exposure to commodity price fluctuations. Generally, as we purchase lease crude oil at prevailing market prices, we enter into corresponding sales transactions involving either physical deliveries of crude oil to third parties or a sale of futures contracts on the NYMEX. Price risk management strategies, including those involving price hedges using NYMEX futures contracts, are very important in managing our commodity price risk. Such hedging techniques require resources for managing both future positions and physical inventories. We effect transactions both in the futures and physical markets in order to deliver the crude oil to its highest value location or otherwise to maximize the value of the crude oil we control. Throughout the process, we seek to maintain a substantially balanced risk position at all times. We do have certain risks that cannot be completely hedged such as basis risks (the risk that price relationships between delivery points, grades of crude oil or delivery periods will change) and the risk that transportation costs will change.

     Effective January 1, 1999, we began reporting energy trading contracts (as defined) at fair value in the balance sheet with changes in fair value included in earnings in accordance with Emerging Issues Task Force ("EITF") Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

     Effective January 1, 2001, we began reporting derivative activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value. Under SFAS No. 133, we are required to "mark-to-fair value" all of our derivative instruments at the end of each reporting period. At the date of initial adoption of SFAS No. 133, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives was recorded as the cumulative effect of a change in accounting principle. The cumulative effect of adopting SFAS No. 133 effective January 1, 2001 was a $1.3 million ($0.05 per diluted unit) increase in income. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying criteria include, among other requirements, that we formally designate, document, and assess the effectiveness of the hedging instruments as they are established and at the end of each reporting period. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item in the income statement. Changes in the fair value of derivatives designated as cash flow hedges are deferred to Other Comprehensive Income (Loss) ("OCI"), a component of Members' Capital, and reclassified into earnings when the associated hedged transaction affects earnings. Deferral of derivative gains and losses through OCI is limited to the portion of the change in fair value of the derivative instrument which effectively hedges the associated hedged transaction; ineffective portions are recognized currently in earnings. Beginning in the second quarter of 2003, we designated certain of our derivative instruments as cash flow hedges of forecasted transactions. These hedges were for a maximum of two-months and had no material effect on our OCI or earnings for the ten months ended December 31, 2003. The ineffective portions of our hedged transactions were not material to our earnings for the ten

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months ended December 31, 2003. SFAS No. 133 requires that any cash flow hedges, for which it is probable that the original forecasted transactions will not occur by the end of the originally specified time period, be discontinued and reclassified into earnings, and that such reclassifications be recorded and separately disclosed. We had no such reclassifications for the ten months ended December 31, 2003. All unrealized derivative gains and losses included in accumulated other comprehensive income (loss) at December 31, 2003 are expected to be reclassified to net income (loss) within the next twelve months. Realized derivative gains and losses are included in Operating Revenue in our Statement of Operations.

     Changes in the market value of transactions designated as energy trading activities in accordance with EITF Issue 98-10 (prior to the rescission of EITF Issue 98-10) and derivative instruments accounted for under SFAS No. 133, are recorded in revenues every period as unrealized gains or losses. The related price risk management assets and liabilities are recorded in other current or non-current assets and liabilities, as applicable, on the balance sheet. The fair value of transactions is determined primarily based on forward prices of the commodity, adjusted for certain transaction costs associated with the transactions. For the ten months ended December 31, 2003, we had net unrealized losses of $0.8 million, for the two months ended February 28, 2003, we had net unrealized gains of $4.5 million and for the years ended December 31, 2002 and 2001, we had net unrealized gains of $1.8 million and net unrealized losses of $2.5 million, respectively.

     In the first quarter of 2001, we changed our method of accounting for inventories used in our energy trading activities from the average cost method to the fair value method. The cumulative effect of the change in accounting for inventories as of January 1, 2001 was $0.2 million ($0.01 per diluted unit) and is reported as a decrease in net income for 2001. The change in accounting for inventories increased reported net income in 2001 by approximately $2.6 million. The consensus to rescind EITF Issue 98-10 eliminated EOTT's basis for recognizing physical inventories at fair value. With the rescission of EITF Issue 98-10, inventories purchased after October 25, 2002 were valued at average cost.

     In October 2002, the EITF reached a consensus in EITF Issue 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The EITF reached a consensus to rescind EITF Issue 98-10, and related interpretive guidance, and preclude mark to market accounting for energy trading contracts that are not derivative instruments pursuant to SFAS No. 133. See Note 20 for discussion of the cumulative effect of the change in accounting principle. The consensus requires that gains and losses (realized and unrealized) on all derivative instruments held for trading purposes be shown net in the income statement, whether or not the instrument is settled physically.

     Revenue Recognition. Prior to the rescission of EITF Issue 98-10 in the fourth quarter of 2002, substantially all of our current gathering, marketing and trading activities were accounted for on a fair value basis with changes in fair value included in earnings. Qualifying derivative instruments are accounted for pursuant to SFAS No. 133 and energy trading activities were accounted for pursuant to EITF Issue 98-10. We recognize revenue on the accrual method, for non trading activities and non-derivative instruments, based on the right to receive payment for goods and services delivered to third parties.

     Certain estimates were made in determining the fair value of contracts. We have determined these estimates using available market data and valuation methodologies. Judgment is required in interpreting market data, and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

     Cost of Sales and Operating Expenses. Cost of sales includes the cost of purchasing crude oil and associated transportation costs. Operating expenses consist of field and pipeline expenses, including payroll and benefits, utilities, telecommunications, fuel and power, environmental expenses and property taxes.

     Receivable Financing. SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Restatement of FASB Statement No. 125" was effective March 31, 2001. Under SFAS No. 140, transfers of accounts receivable under our receivables agreement, discussed further in
Note 4, are

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounted for as financings. Costs associated with the transfers are classified as "Interest Expense and Related Charges" on the Consolidated Income Statement.

     Foreign Currency Transactions. Canadian operations represent all of our foreign activities. The U.S. dollar is the functional currency. Foreign currency transactions are initially translated into U.S. dollars. The resulting gains and losses are included in the determination of net income (loss) in the period in which the exchange rate changes. The gain (loss) on foreign currency transactions, included in "Other, net" on the Consolidated Income Statement was a gain of $0.1 million for the ten months ended December 31, 2003 and a gain of $0.1 million for the two months ended February 28, 2003. No gain or loss was recognized for the year ended December 31, 2002 and a $0.3 million loss was recognized for the year ended December 31, 2001.

     Environmental. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Estimated liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability and insurance recovery, if any, are based upon currently available facts, existing technology and presently enacted laws and regulations and are included in the balance sheet on an undiscounted basis.

     Unit Based Compensation Plans. We account for unit-based compensation using the intrinsic value recognition provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. If we had elected to recognize compensation cost based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", net income (loss) and net income (loss) per unit would be unchanged for the ten months ended December 31, 2003, the two months ended February 28, 2003 and for the years ended December 31, 2002 and 2001.

3.   LIQUIDITY/GOING CONCERN

GENERAL

     We emerged from bankruptcy on March 1, 2003 as a highly leveraged company and have not been able to significantly reduce our debt to date. We will not be able to continue as a viable business unless we reduce our debt and attract new volumes.

     Our Restructuring Plan anticipated profitable Liquids Operations and a quick return of crude oil volume growth in 2003. After incurring an operating loss of $31.4 million from our Liquids Operations since our emergence from bankruptcy, we sold our Liquids Operations in December 2003 for approximately $20 million (see Note 8). Our pre-bankruptcy customers and business partners have been less willing to do business with us than we anticipated as a result of our being highly leveraged and having shown no substantive improvement in our financial performance. Although our Restructuring Plan assumed that our marketing volumes would increase to approximately 350,000 barrels per day by the end of 2003, our actual marketing volumes were approximately 254,000 barrels per day in December 2003, and we do not anticipate an appreciable increase in volumes for the remainder of 2004.

     Furthermore, as a result of our bankruptcy, we incurred higher costs in obtaining credit than we had in the past. Our trade creditors were less willing to extend credit to us on an unsecured basis and the amount of letters of credit we have been required to post for our marketing activities increased significantly. Our letters of credit outstanding at December 31, 2003 were $250 million with a maximum commitment available of $260 million.

     Our cash flow from operations is not sufficient to meet our current cash requirements and, as a result, we have been borrowing under our Trade Receivables Agreement in order to fund our operations and capital needs. Absent a significant improvement in our business performance, we expect to continue to borrow to meet our cash requirements to the extent borrowed funds are available. At March 19, 2004, we have approximately $23.0 million in borrowing

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

availability under our Trade Receivables Agreement. Based on our current cash requirements, we may exhaust our sources of available cash in the second quarter of 2004.

     We have sold substantially all of our non-strategic assets in an effort to reduce our aggregate indebtedness, which was approximately $268 million as of March 15, 2004. We will not be able to use funds from future asset sales, if any, to meet our current cash needs because the proceeds from any such sales are likely to be required to reduce our outstanding indebtedness. In addition to asset sales, we have attempted, without success, to raise additional equity and to convert indebtedness to equity.

     We are in advanced discussions with a potential buyer regarding the sale of substantially all of our assets; however, there can be no assurances that we can consummate a transaction. The net proceeds of the transaction would be used to repay all of our outstanding indebtedness, as well as to satisfy other existing obligations. If the transaction were consummated, we would have no further operations and would wind down over a period of time. If we are not successful in consummating the transaction, we will continue to pursue other strategic alternatives, which include the sale of additional assets (singularly or in groups) or a voluntary filing under the U.S. Bankruptcy Code. Based on our existing level of indebtedness, it is unlikely that either a sale or bankruptcy would yield any material residual value for the Company's unitholders.

FACTORS ADVERSELY AFFECTING OUR LIQUIDITY AND WORKING CAPITAL

     Our ability to fund our liquidity and working capital requirements has been adversely affected by various factors, including the following:

         - COVENANT BREACHES UNDER EXIT CREDIT FACILITIES. During the last four months of 2003 and in January 2004, we have breached certain covenants under our exit credit facilities, which include the Letter of Credit Agreement, the Term Loan, the Trade Receivables Agreement and the Commodity Repurchase Agreement. These covenants are discussed below. We have obtained a waiver of these 2003 violations and are currently in discussions with our lenders regarding a waiver for January 2004. In addition, we have reduced the lenders' maximum commitment under the Letter of Credit Facility from $325 million to $260 million.

                  - Minimum Consolidated EBIDA. We are required to maintain a minimum, rolling cumulative four month total of consolidated Earnings Before Interest Depreciation and Amortization, subject to certain adjustments, as defined ("Minimum Consolidated EBIDA"). For the rolling four-month periods ended September 30, 2003, October 31, 2003, November 30, 2003, December 31, 2003 and January 31, 2004, the required Minimum Consolidated EBIDA under our exit credit facilities and our actual consolidated EBIDA were as follows:

                                    REQUIRED
    ROLLING FOUR-MONTH        MINIMUM CONSOLIDATED    ACTUAL CONSOLIDATED
       PERIOD ENDED                  EBIDA                   EBIDA
--------------------------    --------------------    -------------------
September 30, 2003........       $ 6.6 million          $ 2.2  million
October 31, 2003..........       $ 8.7 million          $ 3.4  million
November 30, 2003.........       $10.4 million          $(0.8) million
December 31, 2003.........       $12.7 million          $(1.6) million
January 31, 2004..........       $16.0 million          $ 1.0  million

                           For the rolling four-month periods ending February 29, 2004, March 31, 2004 and April 30, 2004, we will be required to maintain Minimum Consolidated EBIDA of $15.7 million, $16.9 million and $16.5 million, respectively. Thereafter, the requirement continues to increase until it reaches $17.4 million for the four-month period ended August 31, 2004. Because this

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           covenant becomes increasingly stringent, we expect we will not be in compliance with this covenant and thereby will be in default under our exit credit facilities for the foreseeable future.

                  - Interest Coverage. We are required to maintain a minimum ratio of consolidated EBIDA to interest expense, subject to certain exclusions ("Interest Coverage Ratio"), over rolling consecutive four month periods. For the rolling four-month periods ended September 30, 2003, October 31, 2003, November 30, 2003, December 31, 2003 and January 31, 2004, the required Interest Coverage Ratio under our exit credit facilities and our actual interest coverage ratio were as follows:

                                 REQUIRED
    ROLLING FOUR-MONTH           INTEREST       ACTUAL INTEREST
       PERIOD ENDED           COVERAGE RATIO    COVERAGE RATIO
--------------------------    --------------    ---------------
September 30, 2003........      .62 to 1.00       .24  to 1.00
October 31, 2003..........      .79 to 1.00       .37  to 1.00
November 30, 2003.........      .93 to 1.00      (.09) to 1.00
December 31, 2003.........     1.11 to 1.00      (.17) to 1.00
January 31, 2004..........     1.36 to 1.00       .10  to 1.00

                           For the rolling four-month periods ending February 29, 2004, March 31, 2004 and April 30, 2004, we will be required to maintain an Interest Coverage Ratio of
                           1.35 to 1.00, 1.36 to 1.00 and 1.34 to 1.00,
                           respectively. This ratio requirement continues to increase until it reaches 1.42 to 1.0 for the four-month period ended August 31, 2004. Because this covenant becomes increasingly stringent, we expect we will not be in compliance with this covenant and thereby will be in default under our exit credit facilities for the foreseeable future.

                  - Minimum Consolidated Tangible Net Worth. At the end of each month, from March 31, 2003 to December 31, 2003, we were required to maintain a minimum consolidated tangible net worth, subject to certain adjustments, as defined ("Minimum Consolidated Tangible Net Worth"), of $8.5 million. Actual Minimum Consolidated Tangible Net Worth at December 31, 2003 was $12.8 million. From January 31, 2004 to August 30, 2004, we are required to maintain a Minimum Consolidated Tangible Net Worth of $10 million. Actual Minimum Consolidated Tangible Net Worth at January 31, 2004 was $9.9 million.

                  - Covenant Breach relating to Borrowing Base Calculation. We are required to maintain asset values (the "Borrowing Base") at all times that exceed our aggregate outstanding letters of credit ("LC Obligations"). As of February 15, 2004, aggregate LC Obligations exceeded the Borrowing Base by approximately $1.9 million. This represented a payment default of $1.9 million under our Letter of Credit Facility which was subsequently waived. As of March 15, 2004, the Borrowing Base exceeded LC Obligations by approximately $12 million.

                  - Consequences of Covenant Breaches. Any default (covenant default or payment default, after applicable cure periods) under any of our exit credit facilities will cause a cross-default under all the other exit credit facilities. If a payment default under any of the exit credit facilities or any other debt obligation involves indebtedness of $10 million or more, or there is an acceleration of the indebtedness of $10 million or more, then the payment default under the exit credit facilities would be a default under the indenture relating to the 9% Senior Notes (the "9% Senior Notes Indenture"). A default under the 9% Senior Notes Indenture will cause a cross-default under our exit credit facilities.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           Any breaches, unless waived, could severely limit our access to liquidity and credit support and result in our being required to repay all outstanding indebtedness, plus accrued and unpaid interest, under our exit credit facilities as well as the 9% Senior
                           Note Indenture. Although our exit credit facility lenders provided a waiver for our breaches of covenants as of December 31, 2003, there can be no assurance they will provide waivers for any subsequent period, including January 31, 2004, or that any amendment to our exit credit facilities required to obtain such assurance will not adversely affect our liquidity.

                  - Maturities of our Exit Facilities. In addition, we extended our Trade Receivables Agreement and Commodity Repurchase Agreement to June 1, 2004 (although we have an option to extend the maturity to August 30, 2004, subject to us being in compliance with our debt covenants) and our Term Loan and Letter of Credit Facility mature on August 30, 2004. As of March 15, 2004, we had $53.0 million of outstanding borrowings under our Trade Receivables Agreement, $16.9 million of outstanding borrowings under our Commodity Repurchase Agreement, and $75 million of borrowings under our Term Loan Agreement. Since we did not reduce Standard Chartered's exposure below $200 million by March 1, 2004, we paid a $2.5 million fee to Standard Chartered on March 15, 2004. We may not be able to repay the indebtedness under our exit credit facilities at maturity. Any replacement credit facilities, to the extent obtainable, may be at significantly greater cost to us. There can be no assurances, however, that replacement credit facilities can be obtained.

         - COVENANT BREACH UNDER ENRON NOTE. We are required to maintain at all times a letter of credit securing a promissory note payable to Enron Corp. (the "Enron Note") in the initial principal amount of $6.2 million. We failed to cause such letter of credit to be renewed at least 10 business days prior to its expiration, which resulted in an event of default under, and the automatic acceleration of, the Enron Note. As of December 31, 2003, $5.7 million was due and payable under the Enron Note. A replacement letter of credit has been issued, and we have asked Enron Corp. to waive the event of default and rescind the automatic acceleration of the note. There can be no assurance that Enron Corp. will provide the waiver or when such a waiver will be provided.

GOING CONCERN

     Our Consolidated Financial statements have been prepared assuming we will continue as a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business. The factors discussed above raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   CREDIT RESOURCES

SUMMARY OF DEBTOR IN POSSESSION ("DIP") FINANCING

     On October 18, 2002, we entered into agreements with Standard Chartered, SCTS, Lehman and other lending institutions for $575 million in DIP financing facilities. The DIP facilities provided (i) $500 million of credit and financing facilities through Standard Chartered and SCTS, which included up to $325 million for letters of credit through Standard Chartered and $175 million of inventory repurchase/accounts receivable financing through SCTS, and (ii) $75 million of term loans through Lehman and other lending institutions. The credit facilities were subject to a borrowing base and were secured by a first-priority lien on all, or substantially all, of our real and personal property. At December 31, 2002 we had amounts outstanding under the repurchase agreement and accounts receivable financing agreement of $75 million and $50 million, respectively, at weighted average interest rates of 4.4% and 4.7%, respectively. As of February 28, 2003, we had outstanding approximately $313 million of letters of credit, $125 million of inventory

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repurchase/accounts receivable financing, and $75 million of term loans. The DIP financing facilities contained certain restrictive covenants that, among other things, limited distributions, other debt, and certain asset sales. On February 28, 2003, as we emerged from bankruptcy, the DIP financing facilities were refinanced by the same institutions. The following discussion provides an overview of our post-bankruptcy debt.

SUMMARY OF EXIT CREDIT FACILITIES, SENIOR NOTES, AND OTHER DEBT

     Our emergence from bankruptcy, as of March 1, 2003, was financed through a combination of exit credit facilities, senior notes and other debt associated with settlement of claims during our bankruptcy proceedings. The table below provides a summary of these financing arrangements as of December 31, 2003.

                        SUMMARY OF FINANCING ARRANGEMENTS
                                  (IN MILLIONS)

                                                  COMMITMENT/     AMOUNT
                                                  FACE AMOUNT   OUTSTANDING         MATURITY
                                                  -----------   -----------   ----------------------
Exit Credit Facilities:
      Letter of Credit Facility................   $  260.0      $     250.1   August 30, 2004
      Trade Receivables Agreement..............      100.0(1)          27.0   March 1, 2004(2)
      Commodity Repurchase Agreement...........       18.0             18.0   March 1, 2004(2)
      Term Loans...............................       75.0             75.0   August 30, 2004
Senior Notes...................................      109.2            104.5   March 1, 2010(3)(4)

Other Debt:
      Enron Note...............................        5.7              6.4   October 1, 2005(3)(5)
      Big Warrior Note.........................        2.5              2.3   March 1, 2007(3)
      Ad Valorem Tax Liability.................        6.6              6.6   March 1, 2009

(1)  $50 million of this commitment is unavailable ten days each month.

(2) On March 1, 2004, we extended these arrangements for 3 months until June 1, 2004 and paid an extension fee of $0.4 million. We have an option to extend these arrangements until August 30, 2004 subject to the payment of extension fees of $0.4 million and us being in compliance with our debt convenants.

(3) These notes were adjusted to fair value pursuant to the adoption of fresh start reporting required by SOP 90-7.

(4) On September 1, 2003 and March 1, 2004, we issued an additional senior note in the amount of $5.2 million and $5.5 million, respectively, in lieu of the first and second semi-annual payment of interest on our senior notes.

(5)  See discussion below regarding event of default.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our scheduled debt maturities at December 31, 2003 (in millions):

                                                                                   After
                                  2004      2005      2006      2007      2008      2008     Total
                                --------  --------  --------  --------  --------  --------  --------
Senior Notes .................  $      -  $      -  $      -  $      -  $      -  $  109.2  $  109.2
Term Loans(1) ................      75.0         -         -         -         -         -      75.0
Commodity Repurchase
   Agreement(1) ..............      18.0         -         -         -         -         -      18.0
Trade Receivables
   Agreement(1) ..............      27.0         -         -         -         -         -      27.0
Enron Note(2) ................       1.0       4.7         -         -         -         -       5.7
Big Warrior Note .............       0.3       0.4       0.4       1.4         -         -       2.5
Ad Valorem Tax Liability .....       2.8       0.9       1.0       1.1       0.8         -       6.6
                                --------  --------  --------  --------  --------  --------  --------
                                $  124.1  $    6.0  $    1.4  $    2.5  $    0.8  $  109.2  $  244.0
                                ========  ========  ========  ========  ========  ========  ========

(1)  See previous discussion of covenant violations and cross defaults.

(2)  See discussion below regarding event of default.

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

Letter of Credit Facility

     The Letter of Credit Facility, as amended, with Standard Chartered provides $260 million of financing until August 30, 2004 and is subject to defined borrowing base limitations. The borrowing base is (as of the date of determination) the sum of cash equivalents, specified percentages of eligible receivables, deliveries, fixed assets, inventory, margin deposits and undrawn product purchase letters of credit, minus (i) first purchase crude payables, other priority claims, aggregate net amounts payable by the borrowers under certain hedging contracts and certain eligible receivables arising from future crude oil obligations, (ii) the principal amount of loans outstanding and any accrued and unpaid fees and expenses under the Term Loans, and (iii) all outstanding amounts under the Amended and Restated Commodity Repurchase Agreement and the Amended and Restated Receivables Purchase Agreement ("SCTS Purchase Agreements"). Pursuant to a scheduled advance rate reduction, effective July 1, 2003, the specified percentages of eligible receivables and fixed assets in the borrowing base were reduced. As of February 15, 2004, our aggregate letter of credit obligation exceeded the borrowing base by approximately $1.9 million. We have obtained a waiver of this violation from our lenders. As of March 15, 2004, the Borrowing Base exceeded LC Obligations by approximately $12 million.

     The Letter of Credit Facility required an upfront facility fee of $1.25 million that was paid at closing. Since we did not reduce Standard Chartered's exposure below $200 million by March 1, 2004, we paid a $2.5 million fee to Standard Chartered. Letter of credit fees range from 2.25% to 2.75% per annum depending on usage. The commitment fee is 0.5% per annum of the unused portion of the Letter of Credit Facility. Additionally, we agreed to a fronting fee, which is the greater of 0.25% per annum times the face amount of the letter of credit or $250. An annual arrangement fee of 1% per annum times the average daily maximum commitment amount, as defined in the Letter of Credit Facility, is payable on a monthly basis.

     The exit credit facilities include various financial covenants that we must adhere to on a monthly basis as discussed in Note 3 and set forth below.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         - Current Ratio. We must maintain a ratio of consolidated current assets, subject to certain adjustments to consolidated current liabilities less funded debt, as defined, of 0.90 to
                  1.00 for the term of the exit credit facilities. The actual Current Ratio at December 31, 2003 was 1.00 to 1.00.

     For purposes of determining the financial information used in the financial covenants set forth above and in Note 3, we are required to exclude all items directly attributable to our Liquids Operations and the West Coast natural gas liquids assets ("Designated Assets") for the first five months ended May 31, 2003, and to make "permitted adjustments" (changes due to fresh start reporting, income and expenses attributable to the Designated Assets during the first five months ended May 31, 2003, changes due to the cumulative affect of changes in GAAP, which are approved by the bank, gains or losses from the sales of assets or Designated Assets and any write-downs on Designated Assets), as defined.

     In connection with the sale of assets in 2003 discussed in Note 8, the Letter of Credit Facility was amended to allow the net proceeds from these asset sales to be used to repay amounts outstanding under the Commodity Repurchase Agreement.

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

SCTS Purchase Agreements

     We have an agreement with SCTS similar to our pre-bankruptcy inventory repurchase agreement, which provides for the financing of purchases of crude oil inventory utilizing a forward commodity repurchase agreement ("Commodity Repurchase Agreement"). The maximum commitment under the Commodity Repurchase Agreement was $75 million. It required an upfront facility fee of approximately $378,000 and carried an interest rate of LIBOR plus 3%. During the fourth quarter of 2003, net proceeds of $57 million from the disposition of assets were used to repay amounts outstanding under the Commodity Repurchase Agreement and the maximum commitment amount was reduced to $18 million. The Commodity Repurchase Agreement had an initial term of six months to August 30, 2003, at which time we had the option to extend for an additional twelve months. In August 2003, we amended the Commodity Repurchase Agreement to provide us the option to (1) extend the maturity date to March 1, 2004 and (2) prior to March 1, 2004, extend the maturity date to August 30, 2004. The election of each option will require the payment of an extension fee of $375,000. We elected to extend the maturity date to March 1, 2004, which required the payment of the extension fee of $375,000 and increased the interest rate to LIBOR plus 7%. We subsequently elected to extend the Commodity Repurchase Agreement to June 1, 2004, although we have an option to extend the maturity to August 30, 2004, subject to us being in compliance with our debt convenants. The election of the option required the payment of an extension fee of $0.2 million. At December 31, 2003, we had outstanding repurchase agreements of $18 million with an interest rate of 8.2%.

     In addition, we also have an agreement with SCTS similar to our pre-bankruptcy trade receivables agreement, which provides for the financing of up to an aggregate amount of $100 million of certain trade receivables ("Trade Receivables Agreement") outstanding at any one time. The discount fee is LIBOR plus 3% and an upfront facility fee of approximately $504,000 was paid. The Trade Receivables Agreement had an initial term of six months to August 30, 2003, at which time we had the option to extend for an additional twelve months. In August 2003, we amended the Trade Receivables Agreement to provide us the option to (1) extend the maturity date to March 1, 2004 and (2) prior to March 1, 2004, extend the maturity date to August 30, 2004. The election of each option will require the payment of an extension fee of $0.5 million. We elected to extend the maturity date to March 1, 2004, which required the payment of an extension fee of $0.5 million and increased the interest rate to LIBOR plus 7%. We subsequently elected to extend the Trade Receivables Agreement to June 1, 2004, although we have an option to extend the maturity to August 30, 2004. The election of the option required the payment of an extension fee of $250,000. Receivables financed at December 31, 2003 totaled $27 million at a weighted average interest rate of 8.1%.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In addition, to the extent that drawings are made on any letters of credit, Standard Chartered, as Collateral Agent, may distribute funds from our debt service payment account to itself (as letter of credit issuer ("LC Issuer") on behalf of the letter of credit participants) as needed to allow Link LLC to reimburse Standard Chartered, as letter of credit issuer, for such drawings.

Senior Notes

     On October 1, 1999, we issued to the public $235 million of 11% senior notes. The senior notes were due October 1, 2009, and interest was paid semiannually on April 1 and October 1. The senior notes were fully and unconditionally guaranteed by all of our operating limited partnerships but were otherwise unsecured. On October 1, 2002, we did not make the interest payment of $12.9 million on our 11% senior notes. These notes were cancelled effective March 1, 2003 as a result of our Restructuring Plan and the holders of these notes, along with our general unsecured creditors with allowed claims, received a pro rata share of $104 million of 9% senior unsecured notes, plus a pro rata share of 11,947,820 Link LLC units.

Link LLC Senior Notes 2010

     In February 2003, we issued $104 million of 9% senior unsecured notes to the Bank of New York, as depositary agent, which was subsequently allocated by the depositary agent to former holders of the 11% senior notes described above and our general unsecured creditors with allowed claims. The senior notes are due in March 2010, and interest will be paid semiannually on September 1 and March 1, with the first payment made on September 1, 2003. Under the terms of the indenture governing our senior notes, we are allowed to pay interest payments in kind by issuing additional senior notes on the first two interest payment dates. If we make payments in kind, we must make the payments as if interest were being charged at 10% per annum instead of 9% per annum. On September 1, 2003, we issued an additional senior note in the aggregate principal amount of $5.2 million to the Bank of New York in lieu of the first interest payment. On March 1, 2004,

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

we issued an additional senior note in the aggregate principal amount of $5.5 million to the Bank of New York in lieu of the second interest payment. We may not optionally redeem the notes. The notes are subject to mandatory redemption or sinking fund payments if we sell assets and use the money for certain purposes or if we have a change of control. Provisions of the indenture could limit additional borrowings, sale and lease back transactions, affiliate transactions, purchases of our own equity, payments on debt subordinated to the senior notes, distributions to members, certain merger, consolidation or change in control transactions, or sale of assets if certain financial performance ratios are not met.

Other Debt

     In connection with our settlement with Enron as part of the Restructuring Plan, we executed a $6.2 million note payable to Enron ("Enron Note") that is guaranteed by our subsidiaries. The Enron Note is secured by an irrevocable letter of credit and bears interest at 10% per annum. Interest is paid semiannually on April 1 and October 1, beginning on April 1, 2003 and we are allowed to pay interest payments in kind on the first two interest payment dates. Principal payments of $1 million are payable in October 2003 and October 2004, with the remaining principal balance due in October 2005. On October 1, 2003, we paid our first principal payment of $1.0 million and elected to pay our interest payment of $0.3 million in kind. We failed to cause the letter of credit to be renewed at least 10 business days prior to its expiration, which resulted in an event of default under, and the automatic acceleration of, the Enron Note. A replacement letter of credit has been issued and we have requested Enron to waive the event of default and rescind the automatic acceleration of the note. There can be no assurance that Enron will provide the waiver, and therefore, the Enron Note is recorded in Other Current Liabilities on the Consolidated Balance Sheet at December 31, 2003.

     In connection with a settlement with Big Warrior Corporation ("Big Warrior") during our bankruptcy, we executed a $2.7 million note payable to Big Warrior, which is secured by a second lien position in one of our Mississippi pipelines. The four-year note is payable in quarterly installments which began June 1, 2003 based on a seven-year amortization schedule, at an interest rate of 6% per annum. A final balloon payment is due March 1, 2007. Effective July 31, 2003, Farallon Capital Partners, L.P. ("Farallon") and Tinicum Partners, L.P. ("Tinicum"), both of which are Term Lenders, purchased this note from Big Warrior.

     In conjunction with our Restructuring Plan, we agreed to pay accrued but unpaid ad valorem taxes over six years from the effective date of our Restructuring Plan. This debt bears interest at 6% with principal and interest payments due quarterly. The first payment was made on June 1, 2003. Unpaid ad valorem taxes of $2 million associated with the Liquids Operations sold on December 31, 2003 (see Note 8) were paid in January 2004.

5.   BANKRUPTCY PROCEEDINGS AND RESTRUCTURING PLAN

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 66% of our 11% senior note holders agreed to vote in favor of the Restructuring Plan, and to refrain from taking actions not in support of the Restructuring Plan.

     The Restructuring Plan, however, was subject to the approval of the EOTT Bankruptcy Court, and the Settlement Agreement with Enron ("Enron Settlement Agreement") was subject to the additional approval of the United States Bankruptcy Court for the Southern District of New York (the "Enron Bankruptcy Court"), where Enron and certain of its affiliates filed for Chapter 11 bankruptcy protection. The EOTT Bankruptcy Court approved the Enron Settlement Agreement on November 22, 2002, and the Enron Bankruptcy Court approved the Enron Settlement Agreement on December 5, 2002. The major provisions of the Restructuring Plan, which became effective March 1, 2003, are as follows:

     - Enron has no further affiliation with us. The General Partner will be liquidated as soon as reasonably possible with no material effect to us.

     - We consummated the Settlement Agreement with Enron effective December 31, 2002. In the fourth quarter of 2002, we recognized a gain of $45.5 million related to the Settlement Agreement with Enron.

     - We converted to a limited liability company structure and EOTT LLC (subsequently renamed Link Energy LLC) became the successor registrant to the MLP. The MLP was merged into EOTT Energy Operating Limited Partnership.

     - We are now managed by a seven-member Board of Directors. One of the directors is the chief executive officer of Link LLC, and the remaining six directors were selected by the former senior note holders who signed the Restructuring Agreement.

     - We cancelled our outstanding $235 million of 11% senior unsecured notes. Our former senior unsecured note holders and holders of allowed general unsecured claims received a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 limited liability company units of EOTT LLC representing 97% of the newly issued units.

     - We cancelled the MLP's publicly traded common units, and the former holders of the MLP's common units received 369,520 limited liability company units of EOTT LLC, representing 3% of newly issued units, and 957,981 warrants to purchase an additional 7% of the new units. We cancelled the MLP's subordinated units and additional partnership interests. See Note 18.

     - We were authorized to develop, and the board has subsequently approved, a management incentive plan. The incentive plan reserves 1.2 million of EOTT LLC's authorized units for issuance to certain key employees and directors. See Note 19.

     - We closed exit credit facilities with Standard Chartered, SCTS, Lehman, and other lenders on February 28, 2003. See further discussion in Note 4.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As a result of the confirmation of our Restructuring Plan, the following liabilities that were deemed subject to compromise were either discharged by the EOTT Bankruptcy Court or retained as ongoing obligations of the Successor Company. Estimated liabilities subject to compromise at December 31, 2002 were as follows (in thousands):

11% Senior Notes ...................................................    $235,000
Interest payable - 11% Senior Notes ................................      13,481
Accounts payable and suspense payable ..............................      34,876
Allowed claims for environmental settlements and contingencies .....       7,970
Other ..............................................................       1,500
                                                                        --------
     Total .........................................................    $292,827
                                                                        ========

     The following reorganization items and net gain on discharge of debt, which were specifically related to the EOTT Bankruptcy, were recorded during the two months ended February 28, 2003, (in thousands):

Reorganization items - legal and professional fees ............       $  (7,330)
Net gain on discharge of 11% senior notes,
    related accrued interest and other debt (1) ...............       $ 131,560

     (1) The gain on discharge of debt was recorded net of the 9% senior notes and limited liability company units issued to the creditors upon emergence from bankruptcy.

6.   FRESH START REPORTING

     As previously discussed, our Consolidated Financial Statements reflect the adoption of fresh start reporting required by SOP 90-7 for periods subsequent to our emergence from bankruptcy. In accordance with the principles of fresh start reporting, we have adjusted our assets and liabilities to their fair values as of February 28, 2003. The net effect of the fresh start reporting adjustments was a loss of $56.8 million, which is reflected in the results of operations of the Predecessor Company for the two months ended February 28, 2003.

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The effects of the reorganization pursuant to the Restructuring Plan and the application of fresh start reporting on the Predecessor Company's consolidated balance sheet as of February 28, 2003 are as follows (in thousands):

                                                              DEBT DISCHARGE
                                         PREDECESSOR COMPANY    AND RECLASS         FRESH START     SUCCESSOR COMPANY
                                          FEBRUARY 28, 2003     ADJUSTMENTS         ADJUSTMENTS     FEBRUARY 28, 2003
                                         -------------------  --------------     ----------------   -----------------
Assets
Current Assets
Cash and cash equivalents..............    $       40,735     $         -        $          -         $       40,735
Trade and other receivables............           439,361               -                   -                439,361
Inventories............................            25,860               -                 750(g)              26,610
Other..................................            12,911               -              (2,021)(h)             10,890
                                           --------------     -----------        ------------         --------------
     Total current assets.............            518,867               -              (1,271)               517,596
                                           --------------     -----------        ------------         --------------

Property, Plant and Equipment, at cost.           598,633               -            (267,654)(i)            330,979
Less: Accumulated depreciation.........           223,188               -            (223,188)(i)                  -
                                           --------------     -----------        ------------         --------------
     Net property, plant and equipment.           375,445               -             (44,466)               330,979
                                           --------------     -----------        ------------         --------------

Goodwill ..............................             7,436               -              (7,436)(j)                  -
                                           --------------     -----------        ------------         --------------
Other Assets...........................            10,762               -              (2,880)(h)              7,882
                                           --------------     -----------        ------------         --------------

     Total Assets......................    $      912,510     $         -        $    (56,053)        $      856,457
                                           ==============     ===========        ============         ==============
Liabilities and Members'/Partners'
 Capital
Current Liabilities
Trade and other accounts payable.......    $      451,294     $    17,406(a)     $          -         $      468,700
Accrued taxes payable..................            13,045          (8,307)(b)               -                  4,738
Term loans.............................            75,000         (75,000)(c)               -                      -
Repurchase agreement...................            75,000         (75,000)(c)               -                      -
Receivable financing...................            50,000               -                   -                 50,000
Other..................................            19,226           2,815(a)(b)           318(k)              22,359
                                           --------------     -----------        ------------         --------------
     Total current liabilities.........           683,565        (138,086)                318                545,797
                                           --------------     -----------        ------------         --------------

Long-Term Liabilities
9% Senior Notes........................                -           98,800(d)                -                 98,800
Term loans.............................                -           75,000(c)                -                 75,000
Repurchase agreement...................                -           75,000(c)                -                 75,000
Ad valorem tax liability...............                -            6,992(b)                -                  6,992
Other..................................            17,781               -                 400(k)              18,181
                                           --------------     -----------        ------------         --------------
     Total long-term liabilities.......            17,781         255,792                 400                273,973
                                           --------------     -----------        ------------         --------------

Liabilities Subject to Compromise......           284,843        (284,843)(a)               -                      -
Additional Partnership Interests.......             9,318          (9,318)(e)               -                      -
Members'/Partners' Capital (Deficit) ..           (82,997)        176,455 (f)         (56,771)                36,687
                                           --------------     -----------        ------------         --------------

     Total Liabilities and
     Members'/Partners' Capital........    $      912,510     $         -        $    (56,053)        $      856,457
                                           ==============     ===========        ============         ==============

Notes:

     (a) Liabilities subject to compromise have been adjusted to reflect the settlement of the claims and discharge of the 11% senior notes and related accrued interest in connection with the Restructuring Plan. See further discussion in Note 5.

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7.   PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows (in thousands):

                                                                      SUCCESSOR COMPANY  |   PREDECESSOR COMPANY
                                                                      DECEMBER 31, 2003  |    DECEMBER 31, 2002
                                                                      -----------------  |   -------------------
                                                                                         |
Operating PP&E, including pipelines, storage tanks, etc..........      $       268,866   |     $       477,834
                                                                                         |
Office PP&E buildings and leasehold improvements.................                1,717   |              52,621
                                                                                         |
Tractors and trailers and other vehicles.........................                1,248   |              10,739
                                                                                         |
Land.............................................................                6,893   |               5,216
                                                                       ---------------   |     ---------------
                                                                                         |
Property, Plant & Equipment......................................              278,724   |             546,410
                                                                                         |
Less:  Accumulated depreciation..................................              (16,214)  |            (205,351)
                                                                       ---------------   |     ---------------
                                                                                         |
Net Property, Plant & Equipment..................................      $       262,510   |     $       341,059
                                                                       ===============   |     ===============

8.   DISPOSITIONS OF ASSETS

Discontinued Operations - West Coast Assets

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

     Effective June 30, 2001, we sold our West Coast crude oil gathering and blending operations to Pacific Marketing and Transportation LLC ("Pacific") for $14.3 million. We could have been required to repay up to $1.5 million of the sale price, subject to a two-year look-back provision regarding average operating results during the period July 1, 2001 through June 30, 2003. Such amount is reflected in Liabilities Subject to Compromise in the Consolidated Balance Sheet at December 31, 2002. In addition, we also provided customary indemnifications to Pacific with a maximum aggregate exposure of $3.7 million, whose terms were due to expire between June 2002 through June 2006. In the third quarter of 2003, we negotiated a settlement and release with Pacific of all remaining obligations related to the sale for a payment of $0.2 million.

     Revenues and results of operations for the West Coast operating segment for the ten months ended December 31, 2003, the two months ended February 28, 2003, and the years ended December 31, 2002 and 2001 are shown below (in

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

thousands). We did not allocate any interest expense to the West Coast discontinued operations for any of the periods presented below.

                                             SUCCESSOR COMPANY  |                   PREDECESSOR COMPANY
                                             ------------------ | ---------------------------------------------------------
                                                TEN MONTHS      |    TWO MONTHS             YEAR                 YEAR
                                                  ENDED         |       ENDED               ENDED               ENDED
                                              DECEMBER 31, 2003 | FEBRUARY 28, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001
                                              ----------------- | -----------------   -----------------   -----------------
                                                                |
Revenues.......................                   $ 20,639      |    $     5,571         $   68,467          $  491,091
                                                  ========      |    ===========         ==========          ==========
Income (loss) from discontinued                                 |
    operations..................                  $    752      |    $       395         $  (25,246)         $   (4,679)
                                                  ========      |    ===========         ==========          ==========

     The income (loss) from the West Coast discontinued operations includes a loss on disposal of $0.8 million for the ten months ended December 31, 2003, no gain or loss recognized for the two months ended February 28, 2003, a gain on disposal of $0.2 million and a loss on disposal of $1.3 million for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, we recorded an impairment charge of $22.9 million to reflect these assets at their estimated fair values at December 31, 2002.

Discontinued Operations - Liquids Operations

     Effective December 31, 2003, we sold all of our remaining natural gas liquids assets to a subsidiary of Valero Energy Corporation ("Valero") for approximately $20 million, plus inventory value. The assets included our underground salt dome storage facility and related pipeline grid near Mont Belvieu, Texas as well as our processing facility and former methyl tertiary butyl ether ("MTBE") plant at Morgan's Point, near La Porte, Texas. Net proceeds of approximately $15 million from the sale were used to pay down amounts outstanding under the Commodity Repurchase Agreement.

     Net proceeds from the sale of approximately $6 million were placed in escrow for ad valorem tax liabilities associated with the assets sold, reimbursement of any costs associated with potential title defects and adjustments associated with the verification of actual inventory balances sold.

     In connection with the sale, we provided indemnifications to Valero for (1) title defects for a period of two years up to a maximum amount of $2 million and
(2) preclosing environmental liabilities with an indefinite term and no monetary limits. We recorded a $1.1 million liability at December 31, 2003, reflecting the estimated fair value of these obligations.

     Revenues and results of operations for the Liquids Operations for the ten months ended December 31, 2003, the two months ended February 28, 2003 and the years ended December 31, 2002 and 2001 are shown below (in thousands). We did not allocate any interest expense to the Liquids discontinued operations for any periods presented below.

                                              SUCCESSOR COMPANY |                    PREDECESSOR COMPANY
                                              ----------------- | ---------------------------------------------------------
                                                TEN MONTHS      |    TWO MONTHS             YEAR                 YEAR
                                                  ENDED         |       ENDED               ENDED               ENDED
                                              DECEMBER 31, 2003 | FEBRUARY 28, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001
                                              ----------------- | -----------------   -----------------   -----------------
                                                                |
Revenues.......................                  $  128,684     |     $  40,337          $    212,670        $    48,701
                                                 ===========    |     =========          ============        ============
                                                                |
Income (loss) from discontinued                                 |
    operations..................                 $  (31,391)    |     $    (446)         $    (36,472)       $   (11,926)
                                                 ===========    |     =========          ============        ============

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Income (loss) from the Liquids discontinued operations for the ten months ended December 31, 2003 includes a loss on disposal of $8.4 million. At December 31, 2002, we recorded impairments of $33.0 million and $20.2 million related to our Mont Belvieu and Morgan's Point facilities, respectively, to reflect these assets at their estimated fair values at December 31, 2002.

     During the fourth quarter of 2003, pursuant to a previously announced plan to reduce our Liquids Operations, we began to phase out our MTBE production at the Morgan's Point Facility. The decision to cease production of MTBE and end our financial exposure to the MTBE market was made after earlier attempts to sell the Liquids Operations terminated unsuccessfully. In connection with the phase out of MTBE production, we recorded charges in September 2003 for severance costs of $1.8 million, asset impairments of $2.8 million and the write-down of our materials and supplies inventory of $2.3 million. The severance costs were accrued pursuant to our pre-existing severance plan in accordance with SFAS No. 112, "Employers' Accounting for Post Employment Benefits - an Amendment of FASB Statements No. 5 and 43". The impairment charges reflect adjustments to the carrying values of long-lived assets used in the MTBE manufacturing operations to reflect their fair values. The charge for materials and supplies represents an adjustment to the carrying values of inventory items to reflect their net realizable values. The market for surplus MTBE related materials and supplies has been severely impacted by recent plant shut downs.

     Our Liquids Operations were originally acquired effective June 30, 2001. We paid $117 million in cash to Enron and State Street Bank and Trust Company of Connecticut, National Association, Trustee.

     Concurrently with the acquisition of the Liquids Operations, we entered into a ten-year tolling agreement for the conversion of feedstocks into products, on a take-or-pay basis ("Toll Conversion Agreement"), and a ten-year storage and transportation agreement for the use of a significant portion of the Mont Belvieu Facility and pipeline grid system, on a take-or-pay basis ("Storage Agreement"). Both agreements were with Enron Gas Liquids, Inc. ("EGLI"), a wholly-owned subsidiary of Enron, which is now in bankruptcy. Under these agreements EGLI retained all existing third party commodity, transportation and storage contracts associated with these facilities. These agreements were the principle basis for determining the desirability of the transaction and the purchase price of the Liquids assets.

     As more fully explained in Note 18, on December 3, 2001, EGLI was included in Enron's bankruptcy filing. Due to the non-performance by EGLI under the Toll Conversion Agreement in late November 2001, we began to operate the Morgan's Point Facility as a merchant operation in the spot market. We were unable to enter into third party spot or term contracts for storage until the Storage Agreement was rejected by EGLI. On April 2, 2002, the Bankruptcy Court entered a stipulation and agreed order rejecting the Toll Conversion and Storage Agreements (the "Stipulation"), which order became final and non-appealable on April 12, 2002. Rejection of the Storage Agreement with EGLI resulted in the loss of the buyer of the fixed throughput and storage capacity at the Mont Belvieu Facility. However, the rejection allowed us to directly seek new customers and pursue long-term contracts for the Mont Belvieu Facility to replace the long-term and continuous stream of revenue we expected under the Storage Agreement with EGLI. As a result of EGLI's non-performance under these contracts, we recorded a $29.1 million impairment in the fourth quarter of 2001.

Sales of Other Assets

     On October 1, 2003, we sold certain crude oil marketing and transportation assets in the Arkansas, Louisiana and Texas ("ArkLaTex") area to Plains Marketing L.P. and Plains All American Pipeline, L.P., a wholly owned subsidiary of Plains Resources, Inc. The sales price for these assets, including linefill, was approximately $17 million. Subsequent to closing, $16.2 million of the net proceeds from the sale were used to pay down amounts outstanding under the Commodity Repurchase Agreement. The gain on the sale of these assets was $11.7 million. The long-lived assets disposed of were historically presented in the North American Crude Oil and Pipeline Operations operating segments.

     In the fourth quarter of 2003, we entered into a Crude Oil Joint Marketing Agreement with ChevronTexaco Global Trading, a division of Chevron U.S.A. Inc. ("ChevronTexaco"). The agreement was effective January 1, 2004 with a

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term of 10 years. Under the agreement, ChevronTexaco will market all of the Company's lease crude oil in West Texas and Eastern New Mexico, with the Company handling the transportation of the crude oil and related administrative functions. The agreement contains various performance factors which must be met in order for the agreement to remain in effect for the full term of the agreement and if ChevronTexaco does not achieve certain performance targets during the first year of the agreement, we have agreed to economic adjustments not to exceed $1 million. In addition, if this agreement is terminated prior to January, 2006, as a result of us (1) divesting all or substantially all of our assets within the West Texas and New Mexico area or (2) seeking the protection of bankruptcy and are no longer able to perform our obligations under this agreement, then we will owe ChevronTexaco a $1 million termination payment. No assets were sold pursuant to this agreement, with the exception of linefill. In December 2003, the Company sold approximately 370,000 barrels of linefill held in West Texas and New Mexico to ChevronTexaco for approximately $10 million. The Company recognized a gain of approximately $2.6 million related to the sale, which gain has been deferred (included in Other Long-Term Liabilities on the Consolidated Balance Sheet), as the agreement contains mandatory obligations for the Company to repurchase the linefill from ChevronTexaco in the event that the agreement is terminated within the first five years.

9.   CHANGE IN ESTIMATE OF CRUDE OIL LINEFILL

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

     As a part of our pipeline integrity management program, we are in the process of removing from service various pipelines we operate in this area, some of which were acquired from Texas-New Mexico Pipe Line Company in 1999. The actual physical volume of crude oil linefill we removed from the line we took out of service during the third quarter of 2003 was less than our estimate of linefill volume for the applicable pipeline. Following this discovery, we initiated a thorough review of our estimates for all of our pipelines which are operated under very little pressure. We also engaged the services of a third party consultant to review our methodology of estimating linefill volumes. After completing this review, we revised downward our estimates of the physical volume of crude oil linefill in certain of our pipelines by approximately 170,000 barrels. As a result, we recorded a charge of $4.6 million to reflect our change in estimate of physical linefill volumes based on September 30, 2003 market prices. The charge was recorded in cost of sales in the Consolidated Statements of Operations.

     We currently estimate that we will complete the program to remove these pipelines from service in the first half of 2004. The amount of crude oil linefill we ultimately remove from the affected pipelines could differ materially from our current estimates. Therefore, additional charges could be required in the near term.

10.  INVENTORY AND ACCOUNTS PAYABLE RECONCILIATIONS

     During the third quarter of 2003, we identified control deficiencies with inventory and accounts payable reconciliation procedures in our pipelines and liquids operations. In order to address these issues, we designed and implemented additional procedures to provide reasonable assurance that these control deficiencies did not lead to a material misstatement in our consolidated financial statements. Related to this matter, we recorded charges in the third and fourth quarter of 2003 of $1.8 million and $0.9 million, respectively (the impact to prior period financial statements was not material). The adjustments, properly recorded in the respective periods, would have decreased income from continuing operations by $1.6 million, none and $0.4 million for the years ended December 31, 2002, 2001 and 2000.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  CAPITAL

     As part of the Restructuring Plan, EOTT's common units, subordinated units and additional partnership interests were canceled and 14,475,321 new limited liability company units ("LLC units") were authorized. Holders of common units received 369,520 LLC units and 957,981 warrants to purchase additional LLC units. The warrants have a five-year term, a strike price of $12.50, are exercisable after June 30, 2003 and had an estimated fair value of $0.01 per warrant as of the effective date of the Restructuring Plan. Holders of EOTT's former 11% senior notes and general unsecured creditors with allowed claims received a pro rata allocation of 11,947,820 LLC units. The Bank of New York, the depositary agent, distributed approximately 90% of the LLC units in August 2003 and the final allocation of units was completed in December 2003. Additionally, 1.2 million LLC units were reserved for a management incentive plan for issuance to certain key employees and directors. See further discussion in Note 19.

The following is a rollforward of LLC units and warrants outstanding:

                                                             Common       Subordinated        LLC
                                                             Units           Units           Units        Warrants
                                                          -----------      ----------      ----------     --------
Units Outstanding at December 31, 2002.................    18,476,011       9,000,000               -            -

Units Cancelled in Connection with Restructuring Plan..   (18,476,011)     (9,000,000)              -            -

Issuance of New LLC Units and Warrants.................             -               -      12,317,340      957,981
                                                          -----------      ----------      ----------     --------

LLC Units and Warrants Outstanding as of February 28,
  2003.................................................             -               -      12,317,340      957,981
                                                          -----------      ----------      ----------     --------
Exercise of Warrants...................................             -               -          35,549      (35,549)

Restricted Units Outstanding...........................             -               -         830,000            -
                                                          -----------      ----------      ----------     --------

LLC Units and Warrants Outstanding at December 31, 2003             -               -      13,182,889      922,432
                                                          ===========      ==========      ==========     ========

     The LLC units and the warrants were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended and applicable state law, pursuant to the exemptions afforded under Section 1145, Title 11 of the U.S. Bankruptcy Code. The LLC units and the warrants have been registered pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") pursuant to Section 12(g) and we are therefore a reporting company under the Exchange Act. Neither the LLC units nor the warrants are traded on any national exchange or pursuant to an automated quotation system administered by the National Association of Securities Dealers, Inc. ("NASD").

     The LLC units issued pursuant to the Restructuring Plan are subject to the terms of a Registration Rights Agreement effective March 1, 2003 (the "Registration Rights Agreement"). Following completion of the audit of our financial statements for the year ending December 31, 2003, any holders of 10% or more of the securities eligible for registration under the terms of the Registration Rights Agreement will be entitled to demand registration of their LLC units, subject to certain conditions. The Registration Rights Agreement also provides for customary piggyback registration rights entitling holders of LLC units to include their units in any registration in which we may engage, subject to certain conditions. We will be required to pay all registration expenses in connection with any such registrations.

     The LLC units are subject to the terms of an LLC Agreement, which currently, among other things, restricts the issuance of additional equity interests in Link without the approval of holders of at least two-thirds of the outstanding units.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  EARNINGS PER UNIT

     Basic earnings per unit include the weighted average impact of outstanding units (i.e., it excludes unit equivalents). Diluted earnings per unit consider the impact of all potentially dilutive securities.

Successor Company

     Basic and diluted net loss per unit for the Successor Company were $4.37 for the ten months ended December 31, 2003. Outstanding stock warrants and contingently issuable restricted units were determined to be antidilutive and are not included in the computation of fully diluted earnings per unit. Basic and diluted net loss per unit from continuing operations were $1.88 for the ten months ended December 31, 2003. Basic and diluted net loss per unit from discontinued operations were $2.49 for the ten months ended December 31, 2003.

Predecessor Company

     Total and per unit information related to income (loss) from continuing operations, discontinued operations, the cumulative effect of an accounting change and net income (loss) for the Predecessor Company is shown in the tables below. All amounts exclude amounts allocated to the General Partner (in thousands, except per unit amounts):

                                                                    Two Months Ended February 28, 2003
                                                 ---------------------------------------------------------------------------
                                                                  Basic (1)
                                                 -----------------------------------------------
                                                        Common                 Subordinated               Diluted (2)
                                                 ---------------------    ----------------------   -------------------------
                                                  Income        Per        Income        Per          Income         Per
                                                  (Loss)        Unit       (Loss)        Unit         (Loss)         Unit
                                                 --------     --------    ---------    ---------   -----------    ----------
Income (Loss) from Continuing Operations....     $  2,951     $   0.16    $       -    $       -   $     2,951    $     0.11
Income (Loss) from Discontinued Operations(3)        (816)       (0.04)           -            -          (816)        (0.03)
Cumulative Effect of Accounting Changes(4)..            -            -            -            -             -             -
                                                 --------     --------    ---------    ---------   -----------    ----------
Net Income (Loss)...........................     $  2,135     $   0.12    $       -    $       -   $     2,135    $     0.08
                                                 ========     ========    =========    =========   ===========    ==========
Weighted Average Units Outstanding..........                    18,476                     9,000                      27,476
                                                              ========                 =========                  ==========

                                                                       Year Ended December 31, 2002
                                                 ---------------------------------------------------------------------------
                                                                   Basic (1)
                                                 -----------------------------------------------
                                                        Common                 Subordinated                Diluted (2)
                                                 ---------------------    ----------------------   -------------------------
                                                  Income        Per        Income         Per        Income          Per
                                                  (Loss)        Unit       (Loss)         Unit       (Loss)          Unit
                                                 --------     --------    ---------    ---------   -----------    ----------
Income (Loss) from Continuing Operations....     $ (1,017)    $  (0.05)   $ (29,155)   $   (3.24)  $   (30,172)   $    (1.10)
Income (Loss) from Discontinued
  Operations(3).............................          816         0.04            -            -           816          0.03
                                                 --------     --------    ---------    ---------   -----------    ----------
Net Income (Loss)...........................     $   (201)    $  (0.01)   $ (29,155)   $   (3.24)  $   (29,356)   $    (1.07)
                                                 ========     ========    =========    =========   ===========    ==========
Weighted Average Units Outstanding..........                    18,476                     9,000                      27,476
                                                              ========                 =========                  ==========

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Year Ended December 31, 2001
                                                 ---------------------------------------------------------------------------
                                                                   Basic (1)
                                                 -----------------------------------------------
                                                         Common                Subordinated               Diluted (2)
                                                 ---------------------    ----------------------   -------------------------
                                                  Income         Per        Income        Per        Income          Per
                                                  (Loss)        Unit        (Loss)        Unit       (Loss)          Unit
                                                 --------     --------    ---------    ---------   -----------    ----------
Income (Loss) from Continuing Operations....     $    196     $   0.01    $      95    $    0.01   $       291    $     0.01
Income (Loss) from Discontinued Operations (3)    (10,945)       (0.59)      (5,331)       (0.59)      (16,276)        (0.59)
Cumulative Effect of Accounting Changes.....          707         0.04          344         0.04         1,051          0.04
                                                 --------     --------    ---------    ---------   -----------    ----------
Net Income (Loss)...........................     $(10,042)    $  (0.54)   $  (4,892)   $   (0.54)  $   (14,934)   $    (0.54)
                                                 ========     ========    =========    =========   ===========    ==========
Weighted Average Units Outstanding..........                    18,476                     9,000                      27,476
                                                              ========                ==========                  ==========

     (1) Net income (loss), excluding the approximate two percent General Partner interest, has been apportioned to each class of unitholder based on the ownership of total units outstanding in accordance with the MLP's Partnership Agreement. Net losses are not allocated to the common and subordinated unitholders to the extent that such allocations would cause a deficit capital account balance or increase any existing deficit capital account balance. Any remaining losses are allocated to the General Partner as a result of the balances in the capital accounts of the common and subordinated unitholders. Effective with the third quarter of 2002, all losses were being allocated to the General Partner. The disproportionate allocation of 2002 net losses among the unitholders and the General Partner was recouped during the two months ended February 28, 2003.

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

     (4) The cumulative effect of accounting changes was allocated to the General Partner and subsequently recouped by the General Partner during the two months ended February 28, 2003.

13.  OPERATING REVENUES

     In connection with adopting EITF Issue 02-03, revenues and cost of sales related to our crude oil marketing and trading activities have been presented on a net basis. Gross revenues and purchase costs that have been netted are as follows (in thousands):

                                               SUCCESSOR COMPANY  |                 PREDECESSOR COMPANY
                                               -----------------  |  ------------------------------------------------
                                                  TEN MONTHS      |     TWO MONTHS           YEAR ENDED DECEMBER 31,
                                                     ENDED        |       ENDED          ----------------------------
                                               DECEMBER 31, 2003  |  FEBRUARY 28, 2003        2002          2001
                                               -----------------  |  -----------------   -------------  -------------
                                                                  |
Gross revenue...............................      $4,260,719      |   $       831,187    $   4,541,591  $   8,081,536
                                                                  |
Purchase costs reclassified.................       4,124,930      |           803,495        4,386,983      7,854,972
                                                  ----------      |   ---------------    -------------  -------------
Operating revenues for marketing                                  |
    and trading operations, net.............         135,789      |            27,692          154,608        226,564
                                                                  |
Gross revenue from other operations.........          16,887      |             4,287           28,334         24,009
                                                  ----------      |   ---------------    -------------  -------------
                                                                  |
Operating revenue...........................      $  152,676      |   $        31,979    $     182,942  $    250,573
                                                  ==========      |   ===============    =============  =============

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The following amounts have been recorded for buy/sell contracts in Operating Revenue in the Consolidated Statements of Operations (in millions):

                                                SUCCESSOR COMPANY   |                  PREDECESSOR COMPANY
                                                -----------------   |    --------------------------------------------------
                                                    TEN MONTHS      |        TWO MONTHS          YEAR ENDED DECEMBER 31,
                                                      ENDED         |          ENDED         ------------------------------
                                                DECEMBER 31, 2003   |    FEBRUARY 28, 2003       2002              2001
                                                -----------------   |    -----------------   ------------       -----------
                                                                    |
Gross revenues................................   $         2,735    |      $          502    $      2,568       $     5,075
Purchase costs................................             2,625    |                 481           2,474             5,013
                                                 ---------------    |      --------------    ------------       -----------
Net operating revenue.........................   $           110    |      $           21    $         94       $        62
                                                 ===============    |      ==============    ============       ===========

14.  OTHER (INCOME) EXPENSE.

     The components of other (income) expense are as follows (in thousands):

                                                SUCCESSOR COMPANY   |                     PREDECESSOR COMPANY
                                                -----------------   |    -------------------------------------------------
                                                    TEN MONTHS      |        TWO MONTHS         YEAR ENDED DECEMBER 31,
                                                      ENDED         |           ENDED        -----------------------------
                                                DECEMBER 31, 2003   |    FEBRUARY 28, 2003        2002             2001
                                                ------------------  |    -----------------   ------------       ----------
                                                                    |
(Gain) loss on disposal of fixed assets.....    $        (11,885)   |     $             -    $      1,184       $   (1,108)
Litigation settlements and provisions.......              (1,171)   |                   -           7,970              528
Gain on sale of NYMEX seats.................                   -    |                   -          (1,297)               -
Other income................................                (811)   |                  (8)         (1,147)            (512)
                                                ----------------    |     ---------------    ------------       ----------
    Total...................................    $        (13,867)   |     $            (8)   $      6,710       $   (1,092)
                                                ================    |     ===============    ============       ==========

15.  COMMITMENTS AND CONTINGENCIES

     Operating Leases. We lease certain real property, equipment, and operating facilities under various operating leases. Future non-cancelable commitments related to these items at December 31, 2003, are as follows (in millions): years ending December 31, 2004 - $5.3; 2005 - $4.2; 2006 - $3.3; 2007 - $1.0; 2008 -
$0.3; thereafter - $0.4.

     Total lease expense incurred was $5.9 million for the ten months ended December 31, 2003, $1.2 million for the two months ended February 28, 2003 and $7.7 million and $8.3 million for the years ended December 31, 2002 and 2001, respectively.

     Indemnities. In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued and that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation under the guarantee. We are a party to various contracts entered into in the ordinary course of business that contain indemnity provisions. Our obligations under the indemnities are contingent upon the occurrence of events or circumstances specified in the contracts. No such events or circumstances have occurred to date and we do not consider our liability under the indemnities to be material to our financial position or results of operations.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Litigation. We are, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. We believe that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on our financial position or results of operations. Several litigation claims were settled during the course of the bankruptcy proceedings or are still being negotiated post confirmation. How each matter was or is being handled is set forth in the summary of each case below. For matters where the parties negotiated a settlement during our bankruptcy proceedings, the settlement amount was recorded at December 31, 2002 as an allowed general unsecured claim in "Other Income (Expense)" in our Consolidated Statement of Operations. In connection with our Restructuring Plan, general unsecured creditors with allowed claims received a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 Link LLC units. See further discussion in Notes 4 and 11. Prior to and since the commencement of our bankruptcy proceedings, various legal actions arose in the ordinary course of business, of which the significant actions are discussed below.

     John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, In the District Court of Midland County, Texas, 238th Judicial District (Kniffen Estates Suit). The Kniffen Estates Suit was filed on March 2, 2001, by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). We purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent, and malicious in failing to accurately report and remediate the spill. With respect to us, the plaintiffs were seeking damages arising from any contamination of the soil or groundwater since we acquired the pipeline in question. No specific amount of money damages was claimed in the Kniffen Estates Suit, but the plaintiffs did file proofs of claim in our bankruptcy proceeding totaling $62 million. In response to the Kniffen Estates Suit, we filed a cross-claim against Tex-New Mex. In the cross-claim, we claimed that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. On April 5, 2002, we filed an amended cross-claim which alleged that Tex-New Mex defrauded us as part of Tex-New Mex's sale of the pipeline systems to us in 1999. The amended cross-claim also alleged that various practices employed by Tex-New Mex in the operation of its pipelines constituted gross negligence and willful misconduct and voided our obligation to indemnify Tex-New Mex for remediation of releases that occurred prior to May 1, 1999. In the Purchase and Sale Agreement, we agreed to indemnify Tex-New Mex only for certain remediation obligations that arose before May 1, 1999, unless these obligations were the result of the gross negligence or willful misconduct of Tex-New Mex prior to May 1, 1999. EOTT Energy Pipeline Limited Partnership ("PLP") and the plaintiffs agreed to a settlement during our bankruptcy proceedings. The settlement provides for the plaintiffs' release of their claims filed against PLP in this proceeding and in the bankruptcy proceedings, in exchange for an allowed general unsecured claim in our bankruptcy of $3,252,800 (as described above, the plaintiffs filed proofs of claim in our bankruptcy proceedings totaling $62 million). The allowed general unsecured claim was accrued at December 31, 2002. On April 1, 2003, we filed a second amended cross-claim in this matter. In addition to the claims filed in the previous cross-claims, we requested (i) injunctive relief for Tex-New Mex's refusal to honor its indemnity obligations;
(ii) injunctive relief requiring Tex-New Mex to identify, investigate and remediate sites where the conduct alleged in our cross-claim occurred; and (iii) restitution damages of over $125,000,000. Tex-New Mex filed a motion to compel arbitration of these issues. The motion to compel arbitration was denied at a hearing held on April 11, 2003. At the April 11, 2003 hearing, the court also severed into a separate action EOTT's cross-claims against Tex-New Mex that extend beyond the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's Over-Arching Claim"). Developments in EOTT's Over-Arching Claim are described immediately below. Prior to the trial of the plaintiff's claims against Tex-New Mex and EOTT's original cross-claim against Tex-New Mex arising from the crude oil release and groundwater contamination in the Kniffen Estates subdivision ("EOTT's Kniffen Claims"), Tex-New Mex reached a settlement with the plaintiffs that provided for the release of the plaintiffs' claims. The trial of EOTT's Kniffen Claims commenced on June 16, 2003, and the jury returned its verdict on July 2, 2003. The

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

jury found that Tex-New Mex's gross negligence and willful misconduct caused the contamination in the Kniffen Estates. The jury also found that Tex-New Mex committed fraud against us with respect to the Kniffen Estates site. The jury awarded us actual damages equal to the expenses we have incurred to date in remediating the Kniffen Estates site (approximately $6.1 million) and punitive damages in the amount of $50 million. On November 28, 2003, the court entered an amended judgment based on the jury verdict. The final judgment provides for the award to us of (i) actual damages in the amount of $7,701,938, (ii) attorney's fees in the amount of $1,400,000, (iii) prejudgment interest in the amount of $1,044,509 and (iv) punitive damages in the amount of $18,203,876. The punitive damages were reduced from the jury's award of $50 million in accordance with Texas' statutory caps on punitive damages awards. The final judgment also contains a finding that Tex-New Mex is obligated to indemnify us for future remediation costs incurred at the Kniffen Estates site. Tex-New Mex filed a motion for new trial that was overruled by operation of law on February 11, 2004. Tex-New Mex has indicated its intent to appeal the amended judgment by posting a supersedeas bond in the amount of $10,665,419 on February 12, 2004. We cannot predict the outcome of Tex-New Mex's appellate efforts.

     EOTT Energy Operating Limited Partnership vs. Texas-New Mexico Pipeline Company, Cause No. CV-44, 099, In the District Court of Midland County, Texas, 238th Judicial District ("EOTT's Over-Arching Claim"). As described above, the claims in this lawsuit were severed from EOTT's Kniffen Claims on April 11, 2003. In this lawsuit, we allege that various practices employed by Tex-New Mex in the operation of its pipelines and handling of spills constitute gross negligence and willful misconduct, thus triggering Tex-New Mex's obligation to indemnify us for remediation of releases where such practices ("Non-Remediation Practices") were employed. In addition to damages, we are seeking (a) injunctive relief requiring Tex-New Mex to honor its indemnity obligations under the Purchase and Sale Agreement and (b) injunctive relief requiring Tex-New Mex to identify, investigate, and remediate sites where Tex-New Mex employed the Non-Remediation Practices. Discovery opened in EOTT's Over-Arching Claim on December 1, 2003. The court conducted a scheduling conference for this case on January 12, 2004, and set a trial date of September 19, 2005. On March 3, 2004, we amended our petition to specifically list more than 200 contamination sites where Tex-New Mex employed the Non-Remediation Practices.

     Bankruptcy Issues related to Claims Made by Texas-New Mexico Pipeline Company and its affiliates. Tex-New Mex, Shell Oil Company ("Shell") and Equilon filed proofs of claim in our bankruptcy, each filing similar claims in the amount of $112 million. In July of 2003, we entered into an agreement with Shell, Tex-New Mex and Equilon whereby all of their claims were either withdrawn, estimated or allowed, leaving the value of the claims estimated for distribution purposes at $56,924.52. We are currently working to fully resolve these claims in the bankruptcy claims resolution process.

     Jimmie T. Cooper and Betty P. Cooper vs. Texas-New Mexico Pipeline Company, Inc., EOTT Energy Pipeline Limited Partnership, and EOTT Energy Corp., Case No. CIV-03-0035 JB/LAM, In the United States District Court for the District of New Mexico. This lawsuit was filed on October 1, 2002. The plaintiffs in this lawsuit are surface interest owners of certain property located in Lea County, New Mexico. The plaintiffs alleged that aquifers underlying their property and water wells located on their property were contaminated as a result of spills and leaks from a pipeline running across their property that is or was owned by Tex-New Mex and us. The plaintiffs did not specify when the alleged spills and leaks occurred. The plaintiffs are seeking payment of costs that would be incurred in investigating and remediating the alleged crude oil releases and replacing water supplies from aquifers that had allegedly been contaminated. The plaintiffs sought damages in an unspecified amount arising from the plaintiffs' alleged fear of exposure to carcinogens and the alleged interference with the plaintiffs' quiet enjoyment of their property. The plaintiffs are also seeking an unspecified amount of punitive damages. EOTT and the plaintiffs agreed to the terms of a settlement, whereby the plaintiffs agreed to release their claims against us and received an allowed general unsecured claim in our bankruptcy in the amount of $1,027,000. The allowed general unsecured claim was accrued at December 31, 2002. The settlement documents have been finalized. On October 21, 2003, the plaintiffs filed a motion seeking our dismissal from this lawsuit. Tex-New Mex opposed this motion, and on October 31, 2003, Tex-New Mex filed a motion for leave to file a cross-claim against us. In the proposed cross-claim, Tex-New Mex is seeking a declaratory judgment finding that we are contractually obligated to indemnify Tex-New Mex for all costs Tex-New Mex has incurred or will incur related to

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the defense of the plaintiffs' claims in this lawsuit. The proposed cross-claim also alleges that we failed to assume Tex-New Mex's defense of this lawsuit and failed to indemnify Tex-New Mex for the expenses Tex-New Mex has incurred in this lawsuit, and that such actions by us constitute a breach of the Purchase and Sale Agreement governing Tex-New Mex's sale of the subject pipeline to us. On December 4, 2003, we filed a motion in our bankruptcy proceeding seeking a determination that Tex-New Mex's proposed cross-claim had been waived, barred, and discharged in our bankruptcy proceeding. A hearing on that motion (the "Zero Claim Motion") was held on February 18, 2004 and the bankruptcy court took the Zero Claim Motion under advisement. We have asked the court to delay ruling on Tex-New Mex's motion for leave to file cross-claim until the bankruptcy court rules on our Zero Claim Motion. At the settlement conference held on February 27, 2004, the plaintiffs and Tex-New Mex reached a settlement. Tex-New Mex has agreed to pay the plaintiffs $1,350,000 for a release of the plaintiffs' claims.

     In re EOTT Energy Partners, L.P., Case No. 02-21730, EOTT Energy Finance Corp., Case No. 02-21731, EOTT Energy General Partner, L.L.C., Case No. 02-21732, EOTT Energy Operating Limited Partnership, Case No. 02-21733, EOTT Energy Canada Limited Partnership, Case No. 02-21734, EOTT Energy Liquids, L.P., Case No. 02-21736, EOTT Energy Corp., Case No. 02-21788, Debtors (Jointly Administered under Case No. 02-21730), In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division. On October 8, 2002, we and all of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the "EOTT Bankruptcy Court") to facilitate reorganization of our business and financial affairs for the benefit of us, our creditors and other interested parties. Additionally, the General Partner filed its voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court. Our Restructuring Plan was confirmed on February 18, 2003 and became effective on March 1, 2003. The provisions of the Restructuring Plan are further described in Note 5. Shell and Tex-New Mex filed a notice of appeal to our plan confirmation on February 24, 2003. A hearing on the appeal was held in the District Court on August 19, 2003, where the judge ruled the appeal was moot. The ruling became final on October 24, 2003. The bankruptcy remains open while we resolve all of the outstanding claims. We expect to close the bankruptcy in early 2004.

     EPA Section 308 Request. In July 2001, Enron received a request for information from the Environmental Protection Agency ("EPA") under Section 308 of the Clean Water Act, requesting information regarding certain spills and releases from oil pipelines owned or operated by Enron and its affiliated companies for the time period July 1, 1998 to July 11, 2001. Enron responded in January of 2002 to the EPA's Section 308 request in its capacity as the operator of the pipelines actually owned by us and on our behalf. Under the terms of the Enron Settlement Agreement dated October 8, 2002, we would be required to indemnify EOTT Energy Corp., as the prior general partner, and its affiliates including Enron Pipeline Services Company, with regard to any environmental remediation, except for claims of gross negligence and willful misconduct. While we cannot predict the outcome of the EPA's Section 308 request, the EPA could seek to impose liability for environmental cleanup on us with respect to the matters being reviewed. The outcome of the EPA Section 308 request is not yet known, and we are unaware of any potential liability of Enron, its affiliates, or us. It is possible that our bankruptcy proceedings did not relieve us from certain potential environmental remediation liability.

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

     Prior to the sale of our Liquids Operations discussed further in Note 8, we produced MTBE at our Morgan's Point Facility. MTBE is used as an additive in gasoline. Due to health concerns around MTBE, there have been lawsuits filed against companies involved in the production of MTBE. We have not been named in any such actions, nor do we

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

anticipate being included in any such actions. However, we can provide no assurances that we may not be included in such actions due to our past production of MTBE.

     In 2001, expenses incurred for spill clean up and remediation costs related to the assets purchased from Tex-New Mex increased significantly. Based on our experience with these assets, we filed an amended cross-claim against Tex-New Mex alleging contingent claims for potential remediation issues not yet known to us. We allege that Tex-New Mex failed to report spills, underreported spills, failed to properly respond to leaks in the pipeline and engaged in other activities with regard to the pipeline that may result in future remediation liabilities. We obtained $20 million in insurance coverage in connection with the acquisition from Tex-New Mex believing that amount would be sufficient to cover our remediation requirements along the pipeline for a ten-year period. However, after four years into the term of the insurance policy, we have made claims in excess of the amount of insurance coverage.

     In addition to costs associated with the assets acquired from Tex-New Mex, we have also incurred spill clean up and remediation costs in connection with other properties we own in various locations throughout the United States. We also have insurance covering clean up and remediation costs that may be incurred in connection with properties not acquired from Tex-New Mex. However, no assurance can be given that the insurance will be adequate to cover any such cleanup and remediation costs.

     The following are summaries of environmental remediation expense, estimated environmental liabilities, and amounts receivable under insurance policies for the indicated periods (in thousands):

                                       SUCCESSOR COMPANY  |                     PREDECESSOR COMPANY
                                       -----------------  |  -----------------------------------------------------------
                                           TEN MONTHS     |     TWO MONTHS        TWELVE MONTHS         TWELVE MONTHS
                                             ENDED        |        ENDED               ENDED                ENDED
                                       DECEMBER 31, 2003  |  FEBRUARY 28, 2003    DECEMBER 31, 2002   DECEMBER 31, 2001
                                       -----------------  |  -----------------    -----------------  -------------------
                                                          |
Remediation expense..............      $            9,107 |  $            1,979   $          14,819   $           25,372
Estimated insurance recoveries...                  (1,325)|                 (79)             (1,316)             (13,576)
                                       ------------------ |  ------------------  ------------------   ------------------
Net remediation expense..........      $            7,782 |  $            1,900   $          13,503   $           11,796
                                       ================== |  ==================   =================   ==================

                                                     SUCCESSOR COMPANY   |           PREDECESSOR COMPANY
                                                     -----------------   |  ------------------------------------------
                                                       TEN MONTHS        |     TWO MONTHS                 YEAR
                                                          ENDED          |        ENDED                   ENDED
                                                    DECEMBER 31, 2003    |  FEBRUARY 28, 2003       DECEMBER 31, 2002
                                                    -----------------    |  -----------------      -------------------
                                                                         |
Environmental liability at beginning of period.....  $          13,440   |   $         13,440    $              12,075
Remediation expense................................              9,107   |              1,979                   14,819
Cash expenditures..................................            (10,331)  |             (1,979)                 (13,454)
                                                     -----------------   |   ----------------    ---------------------
Environmental liability at end of period...........  $          12,216   |   $         13,440    $              13,440
                                                     =================   |   ================    =====================

                                                      SUCCESSOR COMPANY  |            PREDECESSOR COMPANY
                                                      -----------------  |  ------------------------------------------
                                                         TEN MONTHS      |    TWO MONTHS                  YEAR
                                                            ENDED        |       ENDED                    ENDED
                                                      DECEMBER 31, 2003  |  FEBRUARY 28, 2003      DECEMBER 31, 2002
                                                      -----------------  |  -----------------     --------------------
                                                                         |
Environmental insurance receivable at                                    |
     beginning of period...........................  $             8,837 |  $           8,803    $              14,344
Estimated recoveries...............................                1,325 |                 79                    1,316
Cash receipts......................................               (7,073)|                (45)                  (6,857)
                                                     ------------------- |  -----------------    ---------------------
Environmental insurance receivable at end of period  $             3,089 |  $           8,837    $               8,803
                                                     =================== |  =================    =====================

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The environmental liability was classified in Other Current ($6.4 million) and Other Long-Term Liabilities ($5.8 million) and the insurance receivable was classified in Trade and Other Receivables ($2.5 million) and Other Assets ($0.5 million) at December 31, 2003.

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

Tax Status

     For information regarding our continued qualification as a partnership for federal income tax purposes, see Note 1.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     As of December 31, 2003 and 2002, the carrying amounts of items comprising current assets and current liabilities approximate fair value due to the short-term maturities of these instruments. The carrying amounts of the variable rate instruments in our credit facilities approximate fair value because the interest rates fluctuate with prevailing market rates. The carrying amount of our derivative instruments and energy trading activities approximate fair value as these contracts are recorded on the balance sheet at their fair value.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The carrying amount and fair values of our financial instruments are as follows (in millions):

                                           SUCCESSOR COMPANY             |                PREDECESSOR COMPANY
                                           -----------------             |                -------------------
                                           DECEMBER 31, 2003             |                 DECEMBER 31, 2002
                                           -----------------             |                 -----------------
                                       Carrying           Fair           |          Carrying              Fair
                                        Amount            Value          |           Amount               Value
                                        ------            -----          |           ------               -----
                                                                         |
NYMEX futures................        $         -        $      -         |         $       0.2          $    0.2
Forward contracts............        $       0.5        $    0.5         |         $      (1.0)         $   (1.0)
Short-term debt..............        $      45.0        $   45.0         |         $     125.0          $  125.0
Term loans...................        $      75.0        $   75.0         |         $      75.0          $   75.0
Enron Note...................        $       6.4        $    6.5         |         $       6.2          $    7.2
Long-term                                                                |
   9% Notes..................        $     104.5        $  101.4         |         $         -          $      -
  11% Notes..................        $         -        $      -         |         $     235.0          $    N/A
Long-term debt - other.......        $       2.3        $    2.4         |         $       2.7          $    2.4

     As of December 31, 2002, it was not practicable to determine the fair value of our 11% senior unsecured notes since we were not yet able to determine the fair value of the consideration the senior unsecured noteholders would receive under the Restructuring Plan. Under the terms of our Restructuring Plan, we cancelled our 11% senior notes and the former senior unsecured noteholders and holders of allowed general unsecured claims received a pro rata share of $104 million of 9% senior unsecured notes and a pro rata share of 11,947,820 Link LLC units. Excluding amounts included in Liabilities Subject to Compromise at December 31, 2002, we believe that the carrying amounts of other financial instruments are a reasonable estimate of their fair value, unless otherwise noted.

     Generally, as we purchase crude oil, we enter into corresponding sales transactions involving physical delivery of crude oil to third party users or corresponding sales transactions on the NYMEX. This process enables us to minimize our exposure to price risk until we take physical delivery of the crude oil. In 2002, substantially all of our crude oil marketing and trading operations are accounted for on a fair value basis pursuant to SFAS No. 133 or EITF Issue 98-10. Effective January 1, 2003, energy trading contracts that are not derivative instruments pursuant to SFAS No. 133 are no longer accounted for at fair value. See further discussion of our accounting policies in Note 2.

     The following table indicates fair values and changes in fair value of our energy trading and derivative transactions (in thousands):

                                                          SUCCESSOR COMPANY   |           PREDECESSOR COMPANY
                                                          -----------------   |  ---------------------------------------
                                                           TEN MONTHS ENDED   |   TWO MONTHS ENDED        YEAR ENDED
                                                          DECEMBER 31, 2003   |  FEBRUARY 28, 2003     DECEMBER 31, 2002
                                                          -----------------   |  -----------------     -----------------
                                                                              |
Fair value of contracts at beginning of period.......      $           1,254  |    $          (844)   $           (5,597)
Cumulative effect of accounting change...............                      -  |             (2,389)                    -
Change in realized and unrealized value..............                 (2,401) |              4,114                 3,814
Fair value of new contracts entered into during year.                  1,673  |                373                   939
                                                           -----------------  |    ---------------    ------------------
Fair value of contracts at end of period.............      $             526  |    $         1,254    $             (844)
                                                           =================  |    ===============    ==================

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fair Value of Contracts at December 31, 2003

                                                               MATURITY GREATER
                                          MATURITY OF 90       THAN 90 DAYS BUT
     SOURCE OF FAIR VALUE                  DAYS OR LESS       LESS THAN ONE YEAR        TOTAL FAIR VALUE
     --------------------                  ------------       ------------------        ----------------
Prices Actively Quoted...............        $    677               $   (162)                $   515
*Prices Provided by Other
   External Source...................              13                     (2)                     11
                                             --------               --------                 -------
   Total.............................        $    690               $   (164)                $   526
                                             ========               ========                 =======

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

     During the ten months ended December 31, 2003, the two months ended February 28, 2003 and the years ended December 31, 2002, and 2001 sales to Koch Supply & Trading L.P. accounted for approximately 19%, 19%, 17%, and 12% of our consolidated gross revenues, respectively.

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

     We enter into forward, futures and other contracts to hedge the impact of market fluctuations on assets, lease crude oil purchases or other contractual commitments. Changes in the market value of transactions designated as energy trading activities (prior to the rescission of EITF Issue 98-10) or derivatives under SFAS 133 are recorded every period as mark-to-market gains or losses.

17. SUMMARY OF OUR SETTLEMENT AGREEMENT WITH ENRON

     The General Partner and EOTT entered into a settlement agreement dated October 8, 2002 (the "Enron Settlement Agreement") with Enron, Enron North America Corp., Enron Energy Services, Inc., Enron Pipeline Services Company ("EPSC"), EGP Fuels Company ("EGP Fuels") and Enron Gas Liquids, Inc. ("EGLI") (collectively, the "Enron Parties"). As part of the Settlement Agreement, Enron consented to the filing of our bankruptcy in the Southern District of Texas, and Enron waived its rights of first refusal with respect to the sale of the Morgan's Point Facility, Mont Belvieu Facility and other assets we purchased pursuant to the Purchase and Sale Agreement dated June 29, 2001 between Enron and us. The EOTT Bankruptcy Court approved the Enron Settlement Agreement on November 22, 2002, and the Enron Bankruptcy Court approved the Enron Settlement Agreement on December 5, 2002. The Enron Settlement Agreement was consummated on December 31, 2002. The following is a summary of the significant terms of the settlement:

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     - We entered into an Employee Transition Agreement with EPSC, which provided for the transfer to us of certain employees of subsidiaries of Enron which performed pipeline operations services for us, effective January 1, 2003.

     - The Enron Parties and us entered into a Termination Agreement on October 8, 2002, which provided for the termination of various agreements among the parties.

     - At December 31, 2002, we executed a promissory note payable to Enron in the initial principal amount of $6.2 million that is guaranteed by our subsidiaries. The Enron Note is secured by an irrevocable letter of credit and bears interest at 10% per annum.

     - As additional consideration and as a compromise of certain claims, we paid Enron $1,250,000 (the "Cash Payment") on the effective date of our Restructuring Plan.

     - We agreed, among other things, to assume obligations in our bankruptcy cases and cure defaults under the Operation and Service Agreement with EPSC whereby EPSC provided certain pipeline operation services to us. We also agreed to indemnify EPSC against claims arising from the General Partner's failure to perform its duties under the Operation and Services Agreement or the General Partner's refusal to approve EPSC recommended items or modifications in the budgets.

     - We and the Enron Parties also mutually released each other for any and all claims except those expressly reserved in the Enron Settlement Agreement.

     The following is a summary of the net Enron Settlement amount recorded in Reorganization Items in the Consolidated Statement of Operations (in millions) as discussed in Note 5:

Forgiveness of payable to Enron and affiliates.............     $ 38.5
Forgiveness of performance collateral from Enron..........        15.8
Note issued to Enron.......................................       (6.2)
Cash Payment to Enron for certain claims...................       (1.2)
Final contribution to Enron Cash Balance Plan..............       (1.4)
                                                                ------
   Total...................................................     $ 45.5
                                                                ======

18. IMPACT OF ENRON BANKRUPTCY AND TRANSACTIONS WITH ENRON AND RELATED PARTIES

IMPACT OF ENRON BANKRUPTCY

     Beginning on December 2, 2001, Enron, along with certain of its subsidiaries, filed bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code. Because of our contractual relationships with Enron and certain of its subsidiaries, the bankruptcy significantly impacted us in various ways. In connection with the Enron Settlement Agreement discussed above, the following claims were released:

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Pension Plan Underfunding Issues. The Enron Settlement Agreement provided that we withdraw from the defined benefit pension plan known as the Enron Corp. Cash Balance Plan (the "Cash Balance Plan") on December 31, 2002. The PBGC filed proofs of claim in our bankruptcy proceedings to address concerns about the Cash Balance Plan, and also an objection to our Restructuring Plan ("PBGC Claim").

     To address the issues raised by the PBGC, as well as the objections we filed to the PBGC's proofs of claim, a Stipulation and Order Regarding EOTT Chapter 11 Proceedings and Settlement Among the Enron Parties, us and the PBGC (the "PBGC Stipulation") was executed and entered by the Enron Bankruptcy Court on February 27, 2003.

     The PBGC Stipulation set forth that Enron will continue to hold, subject to the terms of the PBGC Stipulation, the Enron Note, the letter of credit securing the Enron Note, any payments thereunder, and the Cash Payment (collectively, the "Settlement Proceeds") on behalf of the Enron Parties. Any claim of the PBGC against us for liabilities (if any) arising from the Cash Balance Plan will attach to the Settlement Proceeds with the same effect (if any) that such claim (if any) now has as against us and such claim will be subject to the claims and defenses of the Enron Parties and the Enron Creditors' Committee with respect thereto. The PBGC's rights regarding the Settlement Proceeds will constitute the sole basis for the PBGC to seek to enforce its claims (if any) against us for the PBGC Claims.

TRANSACTIONS WITH ENRON AND RELATED PARTIES

     At December 31, 2002, we had current payables to Enron of $3.6 million, which was primarily comprised of certain amounts owed to Enron under the Enron Settlement Agreement. In addition, we had $5.2 million of long-term liabilities

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

owed to Enron at December 31, 2002, which is the long-term portion of the note issued in connection with the Enron Settlement Agreement.

     The agreements described below were terminated and the amounts due under these agreements were forgiven effective December 31, 2002 under the terms of the Enron Settlement Agreement. See further discussion in Note 17.

     Operations and General and Administrative Services. As is commonly the case with publicly traded partnerships, we did not directly employ any persons responsible for managing or operating EOTT or for providing services relating to day-to-day business affairs prior to January 1, 2003. The General Partner provided such services or obtained such services from third parties and we were responsible for reimbursing the General Partner for substantially all of its direct and indirect costs and expenses. The General Partner, through the MLP Partnership Agreement, provided services to us under a Corporate Services Agreement which included liability and casualty insurance and certain data processing services and employee benefits. Those costs were $1.9 million, and $2.5 million, for the years ended December 31, 2002 and 2001, respectively.

     Operation and Services Agreement with EPSC. EPSC agreed to provide certain operating and administrative services to the General Partner, effective October 1, 2000 and the agreement provided that the General Partner would reimburse EPSC for its costs and expenses in rendering the services. The General Partner would in turn be reimbursed by us. EOTT LLC took over these services effective January 1, 2003. The costs incurred related to these services for the years ended December 31, 2002 and 2001 were $24.6 million, and $56.7 million respectively.

     Transition Services Agreement with EGP Fuels. The General Partner entered into an agreement for EGP Fuels to provide transition services through December 31, 2001 for the processing of invoices and payments to third parties related to the Morgan's Point Facility and Mont Belvieu Facility. The agreement provided that the General Partner would reimburse EGP Fuels for these direct costs and we would reimburse the General Partner. Costs related to these services were $12.3 million for the six months ended December 31, 2001.

     Credit Facility. We had a credit facility with Enron to provide credit support in the form of guarantees, letters of credit and working capital loans through December 31, 2001.

     Purchase and Sale Agreement. We acquired certain liquids processing, storage and transportation assets in June 2001 from Enron. See further discussion in Note 8.

     Additional Partnership Interests. On May 14, 1999 and February 14, 2000, Enron paid $2.5 million and $6.8 million, respectively, in support of our first and fourth quarter 1999 distributions to our common unitholders and received APIs. APIs have no voting rights and do not receive distributions. In connection with the Restructuring Plan, the API's were cancelled.

19. EMPLOYEE BENEFIT AND RETIREMENT PLANS

Successor Company

     We adopted welfare benefit plans providing medical, dental, life, accidental death and dismemberment and long-term disability coverage to employees, with all related premiums and costs not offset by employee contributions being incurred by us. Link Energy implemented a Savings Plan in March 2003 for all employees. Total benefit costs for the ten months ended December 31, 2003 were $4.6 million, including $4.3 million in costs attributable to health and welfare benefit plans.

     In 2003, we adopted the Link Energy Annual Incentive Plan, a variable pay plan, based on our earnings before depreciation adjusted for restructuring costs. No bonuses were paid out under this plan for 2003.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We provide no postretirement medical, life insurance and dental benefits to employees who retire. The Company provides unemployment, severance and disability-related benefits or continuation of benefits such as health care and life insurance and other postemployment benefits. SFAS No. 112 requires the cost of those benefits to be accrued over the service lives of the employees expected to receive such benefits. At December 31, 2003, the liability accrued was $0.9 million.

     The Compensation Committee recommended to the Board of Directors the adoption of the Link Energy Equity Incentive Plan ("Incentive Plan") effective June 2003. The Incentive Plan is designed to promote individual performance by relating executive compensation directly to the creation of unitholder wealth. Under the Incentive Plan, the Committee is authorized to grant awards of restricted units to executive officers and other key employees. In June 2003,
1.2 million restricted stock units were authorized to be issued to certain key employees and directors. The Incentive Plan has a ten-year term and restricted unit awards granted thereunder typically vest over a three-year period. Outstanding awards have a vesting schedule of 50% vested on June 1, 2004; 25% vested on June 1, 2005 and 25% vested on June 1, 2006. We have recorded compensation expense of $2.3 million for the ten months ended December 31, 2003.

     The following table sets forth the Equity Incentive Plan activity for the ten months ended December 31, 2003:

                                                                     Number
                                                                of Restricted Units
                                                                -------------------
Outstanding at March 1, 2003                                               -
     Granted                                                         875,000
     Forfeited                                                       (45,000)
                                                                     -------
Outstanding at December 31, 2003                                     830,000
                                                                     =======
Available for grant at December 31, 2003                             370,000
                                                                     =======

Predecessor Company

     We adopted welfare benefit plans providing medical, dental, life, accidental death and dismemberment and long-term disability coverage to employees, with all related premiums and costs not offset by employee contributions being incurred by us. Total benefit costs for the two months ended February 28, 2003 were $1.3 million, including $1.1 million in costs attributable to health and welfare benefit plans. Total benefit costs for 2002 were $8.9 million, including $6.3 million in costs attributable to health and welfare benefit plans. Total benefit costs for 2001 were $6.7 million, including $4.6 million in cost attributable to health and welfare benefit plans. Through December 31, 2002, employees of the Company were covered by various retirement, stock purchase and other benefit plans of Enron.

     In 2002, we accrued $2.1 million in connection with guaranteed bonuses and retention payments. In 2001, the Company maintained a variable pay plan based on our earnings before interest and depreciation and amortization pursuant to which $3.6 million was recorded.

     As discussed in Note 18, we were a participating employer in the Cash Balance Plan until the consummation of the Enron Settlement Agreement on December 31, 2002. See Note 18 for further discussion regarding issues raised by the PBGC concerning this plan and an agreed stipulation executed between the PBGC, the Enron Parties and us.

     Prior to December 31, 2002, we provided certain postretirement medical, life insurance and dental benefits to eligible employees who retired after January 1, 1994. Benefits were provided under the provisions of contributory defined dollar benefit plans for eligible employees and their dependents. We terminated our participation in this plan effective December 31, 2002. These postretirement benefit costs were accrued over the service lives of employees expected to be eligible to receive such benefits. Enron retained liability for former employees of the Company who

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retired prior to January 1, 1994. In connection with the termination, curtailment and settlement gains of $1.5 million were recorded in 2002.

     The following table sets forth information related to changes in the benefit obligations, changes in plan assets, and components of the expense recognized related to postretirement benefits provided by the Company (in thousands):

                                                                       2002
                                                                       ----
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at January 1............................    $    1,103
     Service cost...............................................           144
     Interest cost..............................................           137
     Plan participants' contributions...........................            76
     Plan amendments............................................             7
     Actuarial loss (gain)......................................           895
     Effect of curtailments.....................................        (1,815)
     Effect of settlements......................................          (380)
     Benefits paid..............................................          (167)
                                                                    ----------

     Benefit obligation at December 31..........................    $        -
                                                                    ==========
CHANGE IN PLAN ASSETS
     Fair value of plan assets at January 1.....................    $        -
     Company contributions......................................            91
     Plan participants' contributions...........................            76
     Benefits paid..............................................          (167)
                                                                    ----------

     Fair value of plan assets at December 31...................    $        -
                                                                    ==========

                                                         2002              2001
                                                         ----              ----
COMPONENTS OF NET PERIODIC BENEFIT COST
     Service cost...............................     $        144      $         99
     Interest cost..............................              137                73
     Amortization of prior service cost.........               24                24
     Recognized net actuarial gain..............                5               (29)
                                                     ------------      ------------
     Net periodic postretirement benefit cost...              310               167
     Effect of curtailments.....................           (1,160)                -
     Effect of settlements......................             (380)                -
                                                     ------------      ------------
         Total benefit cost (credit)............     $     (1,230)     $        167
                                                     ============      ============

     We provided unemployment, severance and disability-related benefits or continuation of benefits such as health care and life insurance and other postemployment benefits. SFAS No. 112 requires the cost of those benefits to be accrued over the service lives of the employees expected to receive such benefits. At December 31, 2002, the liability accrued was $1.2 million.

     EOTT Energy Corp. Unit Option Plan. In February 1994, the Board of Directors adopted the 1994 EOTT Energy Corp. Unit Option Plan (the "Unit Option Plan"), which was a variable compensatory plan. To date, no compensation expense has been recognized under the Unit Option Plan. Under the Unit Option Plan, selected employees were granted options to purchase subordinate units at a price of $15.00 per unit as determined by the Compensation Committee of the Board of Directors. Options granted under the Unit Option Plan vested to the employees over a five-year period and expired on the tenth anniversary of the date of grant. Under the Restructuring Plan, the Unit Option Plan was terminated on February 28, 2003.

     Unit Option Plan activity for the years ended December 31, 2001 and 2002, and the two months ended February 28, 2003, consisted of forfeitures of 5,000 shares, 240,000 shares and 215,000 shares, respectively. No shares were outstanding or available for grant at February 28, 2003.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     EOTT Energy Corp. Long-Term Incentive Plan. In October 1997, the Board of Directors adopted the EOTT Energy Corp. Long-Term Incentive Plan ("Plan"), which was a variable compensatory plan. Under the Plan, selected key employees were awarded Phantom Appreciation Rights ("PAR"). Each PAR was a right to receive cash based on our performance prior to the time the PAR was redeemed. Our performance was measured primarily by calculating the change in the average of Earnings Before Interest on Debt related to acquisitions, Depreciation and Amortization ("EBIDA"), for each of the three consecutive fiscal years immediately preceding the grant date of the PAR and the exercise date of the PAR. The Plan had a five-year term beginning January 1, 1997, and PAR awards vested in 25% increments in the four-year period following the grant year. Under the Restructuring Plan, the Long-Term Incentive Plan was terminated on February 28, 2003.

     The following table sets forth the Long-Term Incentive Plan activity for the two months ended February 28, 2003 and the years ended December 31, 2002 and 2001:

                                                                        NUMBER OF PARS
                                                      ------------------------------------------------
                                                         TWO MONTHS           YEAR ENDED DECEMBER 31,
                                                            ENDED            -------------------------
                                                      FEBRUARY 28, 2003         2002             2001
                                                      -----------------         ----             ----
Outstanding beginning of period.................           274,394           1,067,375         939,975
     Granted....................................                 -                   -         332,000
     Exercised..................................                 -             684,831         106,250
     Forfeited..................................           274,394             108,150          98,350
                                                           -------             -------       ---------
Outstanding at end of period....................                 -             274,394       1,067,375
                                                           =======           =========       =========
Available for grant at end of period............                 -                   -               -
                                                           =======           =========       =========

     Note: PARs were not available for grant after December 31, 2001 as the term of the plan expired December 31, 2001.

20. NEW ACCOUNTING STANDARDS

Accounting Standards Adopted

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

     At the time of adoption of the new standard, our long-lived assets consisted primarily of our crude oil gathering and transmission pipelines and associated field storage tanks, our liquids processing and handling facilities at Morgan's Point, our underground storage facility and associated pipeline grid system, and transportation facilities at Mont Belvieu and our gas processing and fractionation plant and related storage and distribution facilities on the West Coast. Since our initial adoption of this standard, a number of these assets have been sold.

     We identified asset retirement obligations that are within the scope of the new statement, including contractual obligations included in certain right-of-way agreements, easements and surface leases associated with our crude oil

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gathering, transportation and storage assets and obligations pertaining to closure and/or removal of facilities and other assets associated with our Morgan's Point, Mont Belvieu and West Coast facilities. We have estimated the fair value of asset retirement obligations based on contractual requirements where the settlement date is reasonably determinable. We could not make reasonable estimates of the fair values of certain retirement obligations, principally those associated with certain right-of-way agreements and easements for our pipelines, our Morgan's Point, Mont Belvieu and West Coast facilities, because the settlement dates for the retirement obligations cannot be reasonably determined. We will record retirement obligations associated with these assets in the period in which sufficient information exists to reasonably estimate the settlement dates of the respective retirement obligations.

     As a result of the adoption of SFAS 143 on January 1, 2003, we recorded a liability of $1.7 million, property, plant and equipment, net of accumulated depreciation of $0.1 million and a cumulative effect of a change in accounting principle of $1.6 million. The effect of adoption of the new accounting principle was not material to the results of operations for the two months ended February 28, 2003, nor would it have had a material impact on our net income for the years ended December 31, 2002 or 2001. The asset retirement obligation as of January 1, 2002 was not material.

     In September 2003, we recorded additional asset retirement obligations resulting from the planned reduction in our operations at the Morgan's Point Facility to phase out the production of MTBE. Such obligations have been settled at December 31, 2003. The following is a roll-forward of our asset retirement obligations for the two months ended February 28, 2003 and for the ten months ended December 31,2003:

                                                               SUCCESSOR COMPANY   |    PREDECESSOR COMPANY
                                                               -----------------   |    -------------------
                                                                   TEN MONTHS      |        TWO MONTHS
                                                                     ENDED         |           ENDED
                                                               DECEMBER 31, 2003   |     FEBRUARY 28, 2003
                                                               -----------------   |     -----------------
                                                                                   |
Balance at beginning of period...........................         $       1,678    |      $           -
Additions to liability...................................                 1,525    |              1,675
Accretion expense........................................                    13    |                  3
Liabilities settled......................................                (1,403)   |                  -
Revisions to estimates...................................                     -    |                  -
                                                                  -------------    |      -------------
Balance at end of period.................................         $       1,813    |      $       1,678
                                                                  =============    |      =============

     In October 2002, the EITF reached a consensus in EITF Issue 02-03 to rescind Issue EITF 98-10, and related interpretive guidance, and preclude mark to market accounting for energy trading contracts that are not derivative instruments pursuant to SFAS 133. The consensus requires that gains and losses (realized and unrealized) on all derivative instruments held for trading purposes be shown net in the income statement, whether or not the instrument is settled physically. The consensus to rescind EITF Issue 98-10 eliminated our basis for recognizing physical inventories at fair value. The consensus to rescind EITF Issue 98-10 was effective for all new contracts entered into (and physical inventory purchased) after October 25, 2002. For energy trading contracts and physical inventories that existed on or before October 25, 2002, that remained at December 31, 2002, the consensus was effective January 1, 2003 and was reported as a cumulative effect of a change in accounting principle. The cumulative effect of the accounting change on January 1, 2003 was a loss of $2.4 million. With the rescission of EITF Issue 98-10, inventories purchased after October 25, 2002 have been valued at average cost.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities ("VIE"). FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. This

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guidance applies immediately to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. We implemented FIN 46 effective with the adoption of fresh start reporting on March 1, 2003. This statement did not have any impact on our financial statements.

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

Accounting Standards Not Yet Adopted

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities - an Interpretation of ARB No.51" ("FIN 46R"). FIN 46R replaces FIN 46 (discussed above) which we implemented effective with the adoption of fresh start reporting on March 1, 2003. FIN 46R is required to be implemented by the end of the first reporting period beginning after December 15, 2003. We plan to adopt FIN 46R effective January 1, 2004. Adoption of FIN 46R will not have an impact on our financial statements.

21. BUSINESS SEGMENT INFORMATION

     We have two reportable segments, which management reviews in order to make decisions about resources to be allocated and assess performance: North American Crude Oil and Pipeline Operations. The North American Crude Oil segment primarily purchases, gathers, transports and markets crude oil. The Pipeline Operations segment operates approximately 6,900 miles of active common carrier pipelines in 12 states. Effective December 31, 2003, we sold our Liquids Operations and therefore the results of operations related to these assets have been reclassified to discontinued operations for all periods presented herein. Effective June 30, 2001, we sold our West Coast crude oil gathering and marketing operations. Effective June 1, 2002, we sold our West Coast refined products marketing operations. Effective June 25, 2003, we signed a definitive agreement to sell all of our natural gas liquids assets on the West Coast, which subsequently closed on October 1, 2003. The results of operations related to these assets previously included in the West Coast Operations segment have been reclassified to discontinued operations for all periods presented herein.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in Note 2. We evaluate performance based on operating income (loss).

     We account for intersegment revenue for our North American Crude Oil Operations as if the sales were to third parties, that is, at current market prices. Intersegment revenues for Pipeline Operations are based on published pipeline tariffs.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL INFORMATION BY BUSINESS SEGMENT
(IN THOUSANDS)

                                                 NORTH                        CORPORATE
                                                AMERICAN       PIPELINE         AND
                                               CRUDE OIL      OPERATIONS      OTHER (a)     CONSOLIDATED
                                               ---------      ----------      ---------     ------------
TEN MONTHS ENDED DECEMBER 31, 2003
(SUCCESSOR COMPANY)

Revenue from external customers.............  $   135,789    $    16,887    $          -    $    152,676

Intersegment revenue (b)....................      (17,731)        71,605         (53,874)              -
                                              -----------    -----------    ------------    ------------

  Total operating revenue (c)...............      118,058         88,492         (53,874)        152,676
                                              -----------    -----------    ------------    ------------

Gross profit (loss).........................       12,752         28,688               -          41,440
                                              -----------    -----------    ------------    ------------

Operating income (loss).....................        4,522         30,494         (25,690)          9,326

Other expenses, net ........................            -              -         (32,516)        (32,516)
                                              -----------    -----------    ------------    ------------

Income (loss) from continuing operations....        4,522         30,494         (58,206)        (23,190)
                                              -----------    -----------    ------------    ------------

Long-lived assets of continuing operations..       62,530        199,719             261         262,510
                                              -----------    -----------    ------------    ------------

Total assets................................      516,849        206,773          15,022         738,644
                                              -----------    -----------    ------------    ------------

Additions to long-lived assets-continuing
operations..................................          858          7,265             175           8,298
                                              -----------    -----------    ------------    ------------
Depreciation and amortization...............        2,150         14,989              22          17,161
                                              -----------    -----------    ------------    ------------

________________________________________________________________________________

                                                 NORTH                        CORPORATE
                                                AMERICAN       PIPELINE          AND
                                               CRUDE OIL      OPERATIONS       OTHER (a)      CONSOLIDATED
                                               ---------     -----------    ------------      ------------
TWO MONTHS ENDED FEBRUARY 28, 2003
(PREDECESSOR COMPANY)

Revenue from external customers.............  $    27,692    $     4,287    $          -      $     31,979

Intersegment revenue (b)....................       (1,768)        11,828         (10,060)                -
                                              -----------    -----------    ------------      ------------

  Total operating revenue (c)...............       25,924         16,115         (10,060)           31,979
                                              -----------    -----------    ------------      ------------

Gross profit (loss) ........................        4,231          5,450               -             9,681
                                              -----------    -----------    ------------      ------------

Operating income (loss).....................        2,844          3,492          (4,012)            2,324

Other income, net ..........................            -              -          (5,489)           (5,489)

Reorganization items, net gain on
  discharge of debt and fresh start
  adjustments (d)...........................            -              -          67,459            67,459
                                              -----------    -----------    ------------      ------------
Income (loss) from continuing operations....        2,844          3,492          57,958            64,294
                                              -----------    -----------    ------------      ------------

Long-lived assets of continuing operations..       75,046        209,476             476           284,998
                                              -----------    -----------    ------------      ------------

Total assets................................      506,444        226,656         123,357           856,457
                                              -----------    -----------    ------------      ------------

Additions to long-lived assets-continuing
operations..................................            8            108               -               116
                                              -----------    -----------    ------------      ------------

Depreciation and amortization...............          837          3,286             519             4,642
                                              -----------    -----------    ------------      ------------

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  NORTH                      CORPORATE
                                                AMERICAN      PIPELINE          AND
                                               CRUDE OIL     OPERATIONS      OTHER (a)      CONSOLIDATED
                                               ---------     ----------      ---------      ------------
YEAR ENDED DECEMBER 31, 2002
   (PREDECESSOR COMPANY)

Revenue from external customers.............  $   154,608    $    28,334  $            -    $    182,942

Intersegment revenue (b)....................      (11,320)        79,008         (67,688)              -
                                              -----------    -----------  --------------    ------------

   Total operating revenue (c)..............      143,288        107,342         (67,688)        182,942
                                              -----------    -----------  --------------    ------------

Gross profits...............................        3,396         34,162               -          37,558
                                              -----------    -----------  --------------    ------------

Operating income (loss).....................      (13,861)        15,325         (28,531)        (27,067)

Other expense...............................            -              -         (45,793)        (45,793)

Reorganization items (d)....................            -              -          32,847          32,847
                                              -----------    -----------  --------------    ------------

Income (loss) from continuing operations
  before cumulative effect of accounting
  changes (d)...............................      (13,861)        15,325         (41,477)        (40,013)
                                              -----------    -----------  --------------    ------------

Long-lived assets of continuing operations..       71,282        261,975           7,802         341,059
                                              -----------    -----------  --------------    ------------

Total assets................................      475,889        286,769         110,776         873,434
                                              -----------    -----------  --------------    ------------

Additions to long-lived assets -
continuing operations.......................        1,158         15,494             136          16,788
                                              -----------    -----------  --------------    ------------

Depreciation and amortization...............        5,740         20,881           3,267          29,888
                                              -----------    -----------  --------------    ------------

                                                 NORTH                       CORPORATE
                                               AMERICAN       PIPELINE          AND
                                               CRUDE OIL     OPERATIONS       OTHER (a)     CONSOLIDATED
                                               ---------     ----------       ---------     ------------
YEAR ENDED DECEMBER 31, 2001
   (PREDECESSOR COMPANY)
Revenue from external customers.............  $   226,564    $    24,009    $          -    $    250,573

Intersegment revenue (b)....................      (15,673)       103,515         (87,842)              -
                                              -----------    -----------    ------------    ------------

   Total operating revenue (c)..............      210,891        127,524         (87,842)        250,573
                                              -----------    -----------    ------------    ------------

Gross profits...............................       25,213         56,689               -          81,902
                                              -----------    -----------    ------------    ------------

Operating income (loss).....................        9,742         49,966         (24,848)         34,860

Other expense...............................            -              -         (34,561)        (34,561)
                                              -----------    -----------    ------------    ------------

Income (loss) from continuing operations
   before cumulative effect of accounting
   changes (d)..............................        9,742         49,966         (59,409)            299
                                              -----------    -----------    ------------    ------------

Long-lived assets of continuing operations..       75,703        266,806          11,544         354,053
                                              -----------    -----------    ------------    ------------

Total assets................................      629,199        296,044         180,506       1,105,749
                                              -----------    -----------    ------------    ------------

Additions to long-lived assets-continuing
operations..................................        3,844         16,500           2,140          22,484
                                              -----------    -----------    ------------    ------------

Depreciation and amortization...............        6,010         21,792           3,083          30,885
                                              -----------    -----------    ------------    ------------


(a)      Corporate and Other also includes intersegment eliminations.

(b) Intersegment sales for North American Crude Oil are made at prices comparable to those received from external customers. Intersegment sales for Pipeline Operations are based on published pipeline tariffs.

(c) In connection with the adoption of EITF Issue 02-03, we have presented all purchase and sale transactions related to our crude oil marketing and trading activities on a net basis.

(d) The two months ended February 28, 2003 include a gain from reorganization items of $7.3 million, a gain on discharge of debt of $131.6 million and a loss related to fresh start adjustments of $56.8 million. See Notes 5 and 6. 2002 includes a net gain from reorganization items of $32.8 million.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.      QUARTERLY FINANCIAL DATA (UNAUDITED)
         (In Thousands, Except Per Unit Amounts)

                                                    FIRST      SECOND       THIRD      FOURTH
               SUCCESSOR COMPANY                 QUARTER(1)   QUARTER      QUARTER     QUARTER        TOTAL
               -----------------                 ----------  ---------    ---------   ---------    ----------
2003
Operating revenue.............................   $  17,315   $  43,956    $  45,341   $  46,064    $  152,676
Gross profit..................................       8,077      15,732        7,792       9,839        41,440
Operating income (loss).......................       4,329       2,900       (4,133)      6,230         9,326
Net income (loss) from continuing operations..       1,052      (6,776)     (13,687)     (3,779)      (23,190)
Basic net income (loss) per Unit..............        0.09       (0.55)       (1.11)      (0.31)        (1.88)
Diluted net income (loss) per Unit............        0.09       (0.55)       (1.11)      (0.31)        (1.88)
Cash distributions per Unit...................           -           -            -           -             -

________________________________________________________________________________

                                                    FIRST      SECOND       THIRD      FOURTH
              PREDECESSOR COMPANY                QUARTER(2)   QUARTER      QUARTER     QUARTER        TOTAL
              -------------------                ----------  ---------    ---------   ---------    ----------
2003
Operating revenue.............................   $   31,979  $       -    $       -   $       -    $   31,979
Gross profit..................................        9,681          -            -           -         9,681
Operating income..............................        2,324          -            -           -         2,324
Net income (loss) from continuing
 operations(3)................................       64,294          -            -           -        64,294
Basic net income (loss) per Unit (4)..........
   Common.....................................         0.16          -            -           -          0.16
   Subordinated...............................            -          -            -           -             -
Diluted net income (loss) per Unit............         0.11          -            -           -          0.11
Cash distributions per Common Unit............            -          -            -           -             -

                                                   FIRST       SECOND       THIRD      FOURTH
                                                  QUARTER     QUARTER      QUARTER     QUARTER       TOTAL
                                                  -------     -------      -------     -------       -----
2002
Operating revenue...........................     $   54,960  $  47,630    $  42,814   $  37,538    $  182,942
Gross profit................................         17,131     12,484        3,579       4,364        37,558
Operating income (loss).....................          5,431     (1,381)     (13,069)    (18,048)      (27,067)
Net income (loss) from continuing
 operations (3).............................         (5,718)   (13,610)     (26,114)      5,429       (40,013)
Basic net income (loss) per Unit (4)
   Common...................................          (0.05)         -            -           -         (0.05)
   Subordinated.............................          (0.49)     (1.43)       (1.32)          -         (3.24)
Diluted net income (loss) per Unit..........          (0.20)     (0.46)       (0.44)          -         (1.10)
Cash distributions per Common Unit (5)......           0.25          -            -           -          0.25

(1)  For the period March 1, 2003 through March 31, 2003.

(2)  For the period January 1, 2003 through February 28, 2003.

(3) The two months ended February 28, 2003 include a $7.3 million gain on reorganization items, a $131.6 million gain on the discharge of debt and a $56.8 million loss from fresh start adjustments. Fourth quarter 2002 amounts include a net gain on reorganization items of $32.8 million.

(4) See Note 12 for discussion regarding the allocation of net income (loss) to unitholders.

(5) Cash distributions are shown in the quarter paid and are based on the prior quarter's earnings.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
          FOR THE TEN MONTHS ENDED DECEMBER 31, 2003, TWO MONTHS ENDED
                             FEBRUARY 28, 2003, AND
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                 (In Thousands)

                                                 Balance at  Charges to               Balance at
                                                 Beginning   Costs and    Deductions     End
                                                 of Period    Expenses    and Other   of Period
                                                 ---------   ---------    ---------   ---------
         Successor Company

Ten Months Ended December 31, 2003
     Allowance for Doubtful Accounts........     $    1,210  $       -    $       -   $   1,210
     Litigation Provisions..................     $    1,605  $       -    $  (1,146)  $     459
     Safety and Environmental...............     $   13,440  $   9,107    $ (10,331)  $  12,216
_______________________________________________________________________________________________

         Predecessor Company

Two Months Ended February 28, 2003
     Allowance for Doubtful Accounts........     $    1,210  $       -    $       -   $   1,210
     Litigation Provisions..................     $    8,376  $       -    $  (6,771)  $   1,605
     Safety and Environmental...............     $   13,440  $   1,979    $  (1,979)  $  13,440

Year ended December 31, 2002
     Allowance for Doubtful Accounts........     $    1,225  $       -    $     (15)  $   1,210
     Litigation Provisions..................     $      315  $   8,163    $    (102)  $   8,376
     Safety and Environmental...............     $   12,075  $  14,819    $ (13,454)  $  13,440

Year ended December 31, 2001
     Allowance for Doubtful Accounts........     $    1,827  $       -    $    (602)  $   1,225
     Litigation Provisions..................     $    1,000  $     315    $  (1,000)  $     315
     Safety and Environmental...............     $    6,412  $  25,372    $ (19,709)  $  12,075

                                INDEX TO EXHIBITS

Exhibit
Number                                Description
-------                               -----------
2.1(a) Third Amended Joint Chapter 11 Plan of the Debtors (incorporated by reference to Exhibit 2.1 to current report on Form 8-K/A for EOTT Energy Partners, L.P. dated December 17,
                  2002)

2.1(b) Supplement/Amendment to Third Amended Joint Chapter 11 Plan of the Debtors and Glossary of Defined Terms (incorporated by reference to Exhibit 2.2 to current report on Form 8-K for EOTT Energy Partners, L.P. dated March 4, 2003)

2.2 Third Amended Disclosure Statement Under 11 U.S.C. Section 1125 In Support of the Joint Chapter 11 Plan of the Debtors (incorporated by reference to Exhibit 2.2 to current report on Form 8-K/A for EOTT Energy Partners, L.P. dated December 17,
                  2002)

3.1(a) Certificate of Formation of EOTT Energy L.L.C., dated as of November 13, 2002 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

3.1(b) Amended and Restated Limited Liability Company Agreement of EOTT Energy L.L.C., dated as of March 1, 2003 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

3.1(c) Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of EOTT Energy L.L.C. effective as of October 1, 2003 (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.1(d) Certificate of Amendment to Certificate of Formation of EOTT Energy L.L.C. effective as of October 1, 2003 (incorporated by reference to Exhibit 3.3 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.2 Certificate of Merger of EOTT Energy Partners, L.P. into EOTT Energy Operating Limited Partnership, filed on March 4, 2003 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

3.3(a) Form of Amended and Restated Agreement of Limited Partnership of EOTT Energy Operating Limited Partnership (incorporated by reference to Exhibit 10.11 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-73984)

3.3(b) Amendment No. 1 dated as of September 1, 1999 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Operating Limited Partnership (incorporated by reference to
                  Exhibit 3.2 to current report on Form 8-K for EOTT Energy Partners, L.P. dated September 29, 1999)

3.3(c) Amendment No. 2 dated as of August 29, 2001 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Operating Limited Partnership (incorporated by reference to
                  Exhibit 3.10 to Current Report on Form 8-K/A for EOTT Energy Partners, L.P. dated August 30, 2001)

3.3(d) Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Operating Limited Partnership effective as of October 1, 2003 (incorporated by reference to Exhibit 3.8 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.3(e) Certificate of Amendment to Certificate of Limited Partnership of EOTT Energy Operating Limited Partnership effective as of October 1, 2003 (incorporated by reference to Exhibit 3.7 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.4(a) Form of Amended and Restated Agreement of Limited Partnership of EOTT Energy Pipeline Limited Partnership (incorporated by reference to Exhibit 3.8 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-82269)

3.4(b) Amendment No. 1 dated as of September 1, 1999, to Amended and Restated Agreement of Limited Partnership of EOTT Energy Pipeline Limited Partnership (incorporated by reference to
                  Exhibit 3.3 to current report on Form 8-K dated September 29,
                  1999)

3.4(c) Amendment No. 2 dated as of August 29, 2001 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Pipeline Limited Partnership (incorporated by reference to
                  Exhibit 3.11 to Current Report on Form 8-K/A for EOTT Energy Partners, L.P. dated August 30, 2001)

3.4(d) Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Pipeline Limited Partnership effective as of October 1, 2003 (incorporated by reference to Exhibit 3.12 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.4(e) Certificate of Amendment to Certificate of Limited Partnership of EOTT Energy Pipeline Limited Partnership effective as of October 1, 2003 (incorporated by reference to Exhibit 3.11 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.5(a) Amended and Restated Agreement of Limited Partnership of EOTT Energy Canada Limited Partnership (incorporated by reference to Exhibit 3.9 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-82269)

3.5(b) Amendment No. 1 dated as of September 1, 1999, to Amended and Restated Agreement of Limited Partnership of EOTT Energy Canada Limited Partnership (incorporated by reference to
                  Exhibit 3.2 to current report on Form 8-K for EOTT Energy Partners, L.P. dated September 29, 1999)

3.5(c) Amendment No. 2 dated as of August 29, 2001 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Canada Limited Partnership (incorporated by reference to
                  Exhibit 3.12 to Current Report on Form 8-K/A for EOTT Energy Partners, L.P. dated August 30, 2001)

3.5(d) Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of EOTT Energy Canada Limited Partnership effective as of October 1, 2003 (incorporated by reference to Exhibit 3.10 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.5(e) Certificate of Amendment to Certificate of Limited Partnership of EOTT Energy Canada Limited Partnership effective as of October 1, 2003 (incorporated by reference to Exhibit 3.9 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

3.6 Agreement of Limited Partnership dated as of June 28, 2001 of EOTT Energy Liquids, L.P. (incorporated by reference to
                  Exhibit 3.13 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the quarterly period ended September 30,
                  2001)

3.7(a) Limited Liability Company Agreement dated as of June 27, 2001 of EOTT Energy General Partner, L.L.C. (incorporated by reference to Exhibit 3.14 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the quarterly period ended September 30, 2001)

3.7(b) Amendment No. 1 to Limited Liability Company Agreement of EOTT Energy General Partner, L.L.C. effective as of August 29, 2001 (incorporated by reference to Exhibit 3.15 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the quarterly period ended September 30, 2001)

     3.7(c) Amendment No. 2 to Limited Liability Company Agreement of EOTT Energy General Partner, L.L.C. effective as of October 1, 2003 (incorporated by reference to Exhibit 3.6 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

     3.8 Certificate of Amendment to Certificate of Formation of EOTT Energy General Partner, L.L.C. effective as of October 1, 2003 (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

     3.9(a) Certificate of Incorporation of EOTT Energy Finance Corp. dated July 1, 1999 (incorporated by reference to Exhibit 3.10 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-82269)

     3.9(b) Certificate of Amendment to Certificate of Incorporation of EOTT Energy Finance Corp. effective as of October 1, 2003 (incorporated by reference to Exhibit 3.13 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

     4.1 Indenture among EOTT Energy L.L.C., EOTT Energy Finance Corp., the Subsidiary Guarantors and the Bank of New York, as trustee, for 9% Senior Notes due 2010, dated March 1, 2003 (incorporated by reference to Exhibit T3C to Amendment No. 1 to EOTT Energy LLC's Application for Qualification of Indenture on Form T-3 dated April 4, 2003)

     4.2 Form of Warrant Agreement dated as of March 1, 2003 (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

     4.3 Form of Registration Rights Agreement, by and between EOTT Energy LLC and Unitholders dated as of March 1, 2003 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

 ***10.1(a)       Crude Oil Supply and Terminalling Agreement dated as of
                  December 1, 1998 between Koch Oil Company and EOTT Energy
                  Operating Limited Partnership (incorporated by reference to
                  Exhibit 10.23 to Annual Report on Form 10-K for EOTT Energy
                  Partners, L.P. for the year ended December 31, 1998)

 ***10.1(b)       Amendment dated December 1, 1998 to the Crude Oil Supply and
                  Terminalling Agreement dated as of December 1, 1998 between
                  Koch Oil Company and EOTT Energy Operating Limited Partnership
                  (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 1998)

 ***10.1(c)       Letter Agreement dated September 14, 2000 amending Crude Oil
                  Supply and Terminalling Agreement (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q for EOTT
                  Energy Partners, L.P. for the quarterly period ended September
                  30, 2000)

 ***10.1(d)       Letter Agreement dated February 6, 2001 amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2000)

****10.1(e)       Letter Agreement dated June 27, 2001 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2001)

****10.1(f)       Letter Agreement dated August 23, 2001 amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2001)

    10.1(g) Letter Agreement dated December 18, 2001 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998 (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended December 31, 2001)

****10.1(h)       Letter Agreement dated January 9, 2002 amending Crude Oil
                  Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for EOTT Energy Partners, L.P. for the year ended
                  December 31, 2001)

    10.1(i) Letter Agreement dated May 17, 2002 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

    10.1(j) Letter Agreement dated May 17, 2002 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

    10.1(k) Letter Agreement dated June 26, 2002 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

    10.1(l) Letter Agreement dated October 3, 2002 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

****10.1(m)       Letter Agreement dated June 20, 2003 amending Crude Oil Supply and Terminalling Agreement dated December 1, 1998
                  (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended June 30, 2003)

    10.2          Settlement Agreement by and among EOTT Energy Partners, L.P.
                  and certain of its subsidiaries and Enron Corp. and certain of its affiliates, dated as of October 8, 2002 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the quarterly period ended September 30, 2002)

    10.3 Restructuring Agreement by and among EOTT Energy Partners, L.P. and certain of its subsidiaries and Enron Corp. and certain of its affiliates, Standard Chartered Bank PLC, Standard Chartered Trade Services Corporation, Lehman Commercial Paper, Inc., and Certain Holders of the Company's 11% Senior Notes Due 2009, dated as of October 7, 2002 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the quarterly period ended September 30, 2002)

    10.4(a) Letter of Credit Agreement among EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT Energy Pipeline Limited Partnership, as joint and several Borrowers, EOTT Energy LLC and EOTT Energy General Partner, L.L.C., as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent and the LC Participants hereto, dated as of February 11, 2003 (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

    10.4(b) Amendment No. 1 dated September 29, 2003 to the Letter of Credit Agreement among EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT Energy Pipeline Limited Partnership, as joint and several Borrowers, EOTT Energy LLC and EOTT Energy General Partner, L.L.C., as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent and the LC Participants hereto, dated as of February 11, 2003 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

   *10.4(c) Amendment No. 2 dated November 14, 2003 to the Letter of Credit Agreement among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent, and the LC Participants thereto, dated as of February 11, 2003.

   *10.4(d) Amendment No. 3 dated November 20, 2003 to the Letter of Credit Agreement among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent, and the LC Participants thereto, dated as of February 11, 2003.

   *10.4(e) Amendment No. 4 dated March 9, 2004 to the Letter of Credit Agreement among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent, and the LC Participants thereto, dated as of February 11, 2003.

   *10.4(f) Limited Waiver to Letter of Credit Agreement, Second Amended and Restated Commodities Repurchase Agreement and Second Amended and Restated Receivables Purchase Agreement dated as of November 14, 2003, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent, and the LC Participants thereto, dated as of February 11, 2003.

   *10.4(g) Limited Waiver to Letter of Credit Agreement, Second Amended and Restated Commodities Repurchase Agreement and Second Amended and Restated Receivables Purchase Agreement dated as of November 18, 2003, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent, and the LC Participants thereto, dated as of February 11, 2003.

   *10.4(h) Limited Waiver to Letter of Credit Agreement, Second Amended and Restated Commodities Repurchase Agreement and Second Amended and Restated Receivables Purchase Agreement dated as of January 15, 2004, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent, and the LC Participants thereto, dated as of February 11, 2003.

   *10.4(i) Limited Waiver to Letter of Credit Agreement, Second Amended and Restated

                  Commodities Repurchase Agreement and Second Amended and Restated Receivables Purchase Agreement dated as of March 9, 2004, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Standard Chartered Bank, as LC Agent, LC Issuer, and Collateral Agent, and the LC Participants thereto, dated as of February 11, 2003.

    10.5(a) Term Loan Agreement among EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P. and EOTT Energy Pipeline Limited Partnership, as joint and several Borrowers, EOTT Energy LLC and EOTT Energy General Partner, L.L.C., as Guarantors, Lehman Brothers Inc., as Term Lender Agent and the Term Lenders hereto, dated as of February 11, 2003 (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

   *10.5(b) Limited Waiver to Term Loan Agreement dated as of November 14, 2003, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Lehman Brothers Inc., as Term Lender Agent and the Term Lenders hereto, dated as of February 11, 2003.

   *10.5(c) Limited Waiver to Lehman Credit Agreement dated as of November 18, 2003, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Lehman Brothers Inc., as Term Lender Agent and the Term Lenders hereto, dated as of February 11, 2003

   *10.5(d) Limited Waiver to Lehman Credit Agreement dated as of January 15, 2004, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Lehman Brothers Inc., as Term Lender Agent and the Term Lenders hereto, dated as of February 11, 2003

    10.6(a) Second Amended and Restated Commodities Repurchase Agreement, by and among EOTT Energy Operating Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of February 11, 2003 (incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

    10.6(b) Amendment No. 1 dated August 29, 2003 to the Second Amended and Restated Commodities Repurchase Agreement, by and among EOTT Energy Operating Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of February 11, 2003 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

   *10.6(c) Amendment No. 2 dated November 20, 2003 to the Second Amended and Restated Commodities Repurchase Agreement, by and among Link Energy Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of February 11, 2003


   *10.6(d) Amendment No. 3 dated February 24, 2004 to the Second Amended and Restated Commodities Repurchase Agreement, by and among Link Energy Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of February 11, 2003

    10.7(a) Second Amended and Restated Receivables Purchase Agreement, by and among EOTT Energy Operating Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered Bank, as collateral agent, dated as of February 11, 2003 (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

    10.7(b) Amendment No. 1 dated August 29, 2003 to the Second Amended and Restated Receivables Repurchase Agreement, by and among EOTT Energy Operating Limited Partnership, Standard Chartered Trade Services, Standard Chartered, as collateral agent, dated as of February 11, 2003 (incorporated by reference to Exhibit
                  10.8 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

   *10.7(c) Amendment No. 2 dated February 24, 2004 to the Second Amended and Restated Receivables Repurchase Agreement, by and among Link Energy Limited Partnership, Standard Chartered Trade Services, Standard Chartered, as collateral agent, dated as of February 11, 2003.

    10.8 Intercreditor and Security Agreement among EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT Energy Pipeline Limited Partnership, as joint and several Borrowers, and EOTT Energy LLC and EOTT Energy General Partner, L.L.C., as joint and several Guarantors, and Standard Chartered Bank, Lehman Brothers, Inc., and Standard Chartered Trade Services Corporation and various other Secured Parties and Standard Chartered Bank, as collateral agent, dated as of March 1, 2003 (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

   *10.9 Extension Letter Agreement dated February 24, 2004 by and between Link Energy Limited Partnership and Standard Chartered Trade Services Corporation

    10.10 Form of Administrative Services Agreement by and between EOTT Energy LLC and EOTT Energy General Partner, L.L.C., effective January 1, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for EOTT Energy LLC for the quarterly period ended March 31, 2003)

   +10.11 Executive Employment Agreement between EOTT Energy LLC and Thomas M. Matthews, effective as of July 1, 2003 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

   +10.12         Executive Employment Agreement between EOTT Energy LLC and H.
                  Keith Kaelber, effective as of July 1, 2003 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

   +10.13 Executive Employment Agreement between EOTT Energy LLC and Dana R. Gibbs, effective as of July 1, 2003 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

   +10.14 Letter of Offering from EOTT Energy LLC to James R. Allred dated June 10, 2003 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

   +10.15 EOTT Energy LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

  *+10.16         Form of Employee Change in Control Agreement, effective
                  January 1, 2004

  **10.17 Crude Oil Joint Marketing Agreement dated November 20, 2003, effective January 1, 2004, between Chevron Texaco Global Trading and Link Energy Limited Partnership.

*21.1             Subsidiaries of the Registrant

*31.1             Section 302 Certification of Thomas M. Matthews

*31.2             Section 302 Certification of H. Keith Kaelber

*32.1             Section 906 Certification of Thomas M. Matthews and H. Keith
                  Kaelber

*        Filed herewith.

** Filed herewith, but confidential treatment has been requested with respect to certain portions of this exhibit.

***      Certain portions of this exhibit have been treated confidentially.

**** Confidential treatment has been requested with respect to certain portions of this exhibit.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

         (b) Reports on Form 8-K