Form 10-K/A
period 2003-12-31
LINK ENERGY LLC
filed 2004-06-16
CIK 1219702

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                (AMENDMENT NO. 1)


[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2003 Commission File Number: 000-50195

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                 LINK ENERGY LLC
             (Exact name of registrant as specified in its charter)

            Delaware                                      76-0424520
-------------------------------                       -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


2000 West Sam Houston Parkway South,
             Suite 340


           Houston, Texas                                     77042
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


                                 (713) 781-1980
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  Common Units
                        Warrants to Purchase Common Units

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [X] No [ ]

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

                                      None.

================================================================================

EXPLANATORY NOTE:



                  This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003 reflects the restatement of our financial results for the ten months ended December 31, 2003, the two months ended February 28, 2003 and the years ended December 31, 2001 and 2002. As more fully described in
Note 10 to the Consolidated Financial Statements contained herein, the restatement relates to control deficiencies identified with inventory and accounts payable reconciliation procedures in our pipeline and liquids operations. The restatement results in a decrease in our net loss for the ten months ended December 31, 2003 of $0.9 million, an increase in our net income for the two months ended February 28, 2003 of $0.9 million and an increase in our net loss for the years ended December 31, 2002 and 2001 of $1.5 million and $0.3 million, respectively. Portions of Part I, Item 1 -- "Business," Part II,
Item 6 -- "Selected Financial Data," Part II, Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part IV, Item 15 -- "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" have been amended to reflect the restatement.



                  In order to preserve the nature and character of the disclosures set forth in this report as originally filed, this report speaks as of the date of the original filing, and, except as described above, we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report on Form 10-K.


                                 LINK ENERGY LLC

                                TABLE OF CONTENTS


                                                                                                                    Page
                                                                                                                    ----
                                     PART I

Item 1.     Business .........................................................................................        4
Item 2.     Properties .......................................................................................       16
Item 3.     Legal Proceedings ................................................................................       16
Item 4.     Submission of Matters to a Vote of Security Holders ..............................................       19

                                     PART II

Item 5.     Market for Registrant's Common Units and Related Security Holder Matters. ........................       20
Item 6.     Selected Financial Data ..........................................................................       20
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations. ...........       24
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk .......................................       45
Item 8.     Financial Statements and Supplementary Data ......................................................       47
Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosures ............       47
Item 9A.    Controls and Procedures ..........................................................................       47

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant ...............................................       48
Item 11.    Executive Compensation ...........................................................................       51
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
            Security Holder Matters ..........................................................................       58
Item 13.    Certain Relationships and Related Transactions ...................................................       59
Item 14.    Principal Accounting Fees and Services ...........................................................       60

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K...................................       62

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

LIQUIDITY/GOING CONCERN


      As previously discussed, we emerged from bankruptcy on March 1, 2003. Our Restructuring Plan anticipated profitable Liquids Operations and a quick return of crude oil volume growth in 2003. After incurring an operating loss of $31.0 million from our Liquids Operations since our emergence from bankruptcy, we sold our Liquids Operations in December 2003 for approximately $20 million (see Note 8 to our Consolidated Financial Statements). Our pre-bankruptcy customers and business partners have been less willing to do business with us than we anticipated as a result of our being highly leveraged and having shown no substantive improvement in our financial performance. We will not be able to continue as a viable business unless we reduce our debt and attract new volumes.


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

                                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------------
                                                 1999               2000              2001              2002             2003
                                                 ----               ----              ----              ----             ----
Crude oil transported (thousands bpd)            513.7              561.5             511.1             407.0            391.7


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

ITEM 2. PROPERTIES

      As of December 31, 2003, we owned and operated approximately 7,450 miles of active crude oil gathering and transmission pipelines. There are approximately 8.1 million barrels of active storage capacity associated with field tanks. By state, the pipeline assets are as follows:

          COMMON CARRIER PIPELINES                             PROPRIETARY PIPELINES
-----------------------------------------------       ------------------------------------------
                                 MILES BY STATE                                   MILES BY STATE
                                 --------------                                   --------------
Alabama.................                56            Alabama.................          38
Colorado................                91            Colorado................           -
Kansas..................             1,079            Kansas..................           -
Louisiana...............               195            Louisiana...............          13
Mississippi.............               293            Mississippi.............         274
Montana.................               146            Montana.................           -
Nebraska................                63            Nebraska................           -
New Mexico..............             1,159            New Mexico..............         157
North Dakota............               435            North Dakota............           -
Oklahoma................             1,389            Oklahoma................          31
South Dakota............                38            Texas...................          29
Texas...................             1,964                                             ---
                                     -----
    Total...............             6,908                     Total..........         542
                                     =====                                             ===

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


                                                               PRICE RANGE
                                                      -----------------------------                CASH
                                                         HIGH                LOW             DISTRIBUTIONS (1)
                                                         ----                ---             -----------------
2003 (SUCCESSOR COMPANY)

Fourth Quarter................................        $   18.25           $    4.45             $    -
Third Quarter.................................            19.00               13.00                  -
Second Quarter................................            18.25                5.50                  -
First Quarter (from March 18, 2003)...........            10.00                1.66                  -

--------------------------------------------------------------------------------------------------------------

2002(PREDECESSOR COMPANY)

Fourth Quarter................................        $    1.37           $    0.12             $    -
Third Quarter.................................             4.56                0.50                  -
Second Quarter................................             9.75                3.30                  -
First Quarter.................................            15.14                5.82              0.250


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


      As more fully discussed in Note 10 to the Consolidated Financial Statements, we have restated our financial results for the ten months ended December 31, 2003, the two months ended February 28, 2003 and the years ended December 31, 2002 and 2001. The restatement relates to control deficiencies identified with inventory and accounts payable reconciliation procedures in our pipeline and liquids operations. The restatement results in a decrease in our net loss for the ten months ended December 31, 2003 of $0.9 million, an increase in our net income for the two months ended February 28, 2003 of $0.9 million, and an increase in our net loss for the years ended December 31, 2002 and 2001 of $1.5 million and $0.3 million, respectively.


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

(In Thousands, Except Per Unit and Operating Data)


                                                  SUCCESSOR COMPANY|                        PREDECESSOR COMPANY
                                                  -----------------|---------------------------------------------------------------
                                                                   |                                 YEAR ENDED DECEMBER 31,
                                                                   |                  ---------------------------------------------
                                                                   |   TWO MONTHS
                                                     TEN MONTHS    |     ENDED
                                                       ENDED       |FEBRUARY 28, 2003  2002 (2)    2001(1)      2000      1999(1)
                                                  DECEMBER 31, 2003|----------------- ---------  ----------  ----------  ----------
                                                  -----------------|    (1) (2)
                                                     (RESTATED)    |   (RESTATED)     (RESTATED) (RESTATED)  (UNAUDITED) (UNAUDITED)
                                                                   |
INCOME STATEMENT DATA:                                             |
Operating revenue..............................      $ 153,033     |    $  31,635     $ 182,932  $  250,571  $  259,525  $  243,430
                                                                   |
Cost of sales..................................         23,863     |        4,521        25,007      43,149      41,472      49,633
Operating expenses.............................         70,102     |       13,020        94,274      97,969      97,255      93,240
Depreciation and amortization-operating .......         17,139     |        4,123        26,621      27,802      28,668      28,717
                                                     ---------     |    ---------     ---------  ----------  ----------  ----------
Gross profit...................................         41,929     |        9,971        37,030      81,651      92,130      71,840
                                                                   |
Selling, general and administrative expenses ..         45,959     |        6,846        53,480      45,051      44,279      41,908
Depreciation & amortization-corp. & other .....             22     |          519         3,267       3,083       2,511       1,751
Other (income) expense.........................        (13,867)    |           (8)        6,710      (1,092)       (244)       (950)
Impairment of assets...........................              -     |            -         1,168           -           -           -
                                                     ---------     |    ---------     ---------  ----------  ----------  ----------
                                                                   |
Operating income (loss)........................          9,815     |        2,614       (27,595)     34,609      45,584      29,131
                                                                   |
Interest and related charges, net..............        (32,631)    |       (5,587)      (45,749)    (34,044)    (28,780)    (28,942)
Other, net.....................................            115     |           98           (44)       (517)     (2,626)       (247)
                                                     ---------     |    ---------     ---------  ----------  ----------  ----------
                                                                   |
Income (loss) from continuing operations                           |
    before reorganization items, net                               |
    gain on discharge of debt and                                  |
    fresh start adjustments....................        (22,701)    |       (2,875)      (73,388)         48      14,178         (58)
                                                                   |
Reorganization items...........................              -     |       (7,330)       32,847           -           -           -
Net gain on discharge of debt and                                  |
    fresh start adjustments....................              -     |       74,789             -           -           -           -
                                                     ---------     |    ---------     ---------  ----------  ----------  ----------
Income (loss) from continuing operations               (22,701)    |       64,584       (40,541)         48      14,178         (58)
Loss from discontinued operations (3)                  (30,214)    |          519       (62,713)    (16,605)       (345)     (1,128)
                                                     ---------     |    ---------     ---------  ----------  ----------  ----------
Income (loss) before cumulative effect of                          |
    accounting change..........................      $ (52,915)    |    $  65,103     $(103,254) $  (16,557) $   13,833  $   (1,186)
                                                     =========     |    =========     =========  ==========  ==========  ==========
                                                                   |
Net income (loss)..............................      $ (52,915)    |    $  61,127     $(103,254) $  (15,484) $   13,833  $      561
                                                     =========     |    =========     =========  ==========  ==========  ==========
Basic net income (loss) per Unit:                                  |
     LLC Unit..................................      $   (4.29)    |    $     N/A     $     N/A  $      N/A  $      N/A  $      N/A
                                                     =========     |    =========     =========  ==========  ==========  ==========
     Common Unit...............................      $     N/A     |    $    0.14     $   (0.03) $    (0.55) $     0.49  $    (0.01)
                                                     =========     |    =========     =========  ==========  ==========  ==========
     Subordinated Unit.........................      $     N/A     |    $       -     $   (3.23) $    (0.55) $     0.49  $     0.07
                                                     =========     |    =========     =========  ==========  ==========  ==========
Diluted net income (loss) per Unit.............      $   (4.29)    |    $    0.10     $   (1.08) $    (0.55) $     0.49  $     0.02
                                                     =========     |    =========     =========  ==========  ==========  ==========
Cash distributions per Unit....................      $       -     |    $       -     $    0.25  $     1.90  $     1.90  $     1.90
                                                     =========     |    =========     =========  ==========  ==========  ==========
BALANCE SHEET DATA (AT END OF PERIOD):                             |
Total assets...................................      $ 738,644     |                  $ 872,239  $1,105,498  $1,494,472  $1,558,661
Total debt.....................................        239,721     |                    208,912     417,500     235,000     309,055
Liabilities subject to compromise (4) .........              -     |                    292,827           -           -           -
Members'/Partners' capital (deficit) (5) ......        (14,397)    |                    (70,249)     37,717      96,364     120,117
Additional partnership interests (6)...........              -     |                      9,318       9,318       9,318       2,547
Capital expenditures (7).......................          8,298     |                     16,788      22,484      11,864      57,376
Cash distributions.............................              -     |                      4,712      43,163      37,586      30,380

                                           SUCCESSOR COMPANY |                         PREDECESSOR COMPANY
                                           ----------------- | --------------------------------------------------------------------
                                                             |                                  YEAR ENDED DECEMBER 31,
                                                             |                                  -----------------------
                                              TEN MONTHS     |    TWO MONTHS
                                                ENDED        |      ENDED
                                           DECEMBER 31, 2003 | FEBRUARY 28, 2003 (1) (2)  2002 (2)    2001(1)      2000      1999(1)
                                           ----------------- | -------------------------  --------    -------     -----      -------
                                                             |
                                                             |
OPERATING DATA:                                              |
North American Crude Oil:                                    |
  Total lease volumes (thousands bpd)....        250.0       |           242.2             276.7       361.0      408.2       408.8
                                                             |
Pipeline Operations:                                         |
  Average volumes (thousands bpd)........        392.5       |           387.6             407.0       511.1      561.5       513.7

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (RESTATED)


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


      Our Restructuring Plan anticipated profitable Liquids Operations and a quick return of crude oil volume growth in 2003. After incurring an operating loss of $31.0 million from our Liquids Operations since our emergence from bankruptcy, we sold our Liquids Operations in December 2003 for approximately $20 million (see Note 8 to our Consolidated Financial Statements). Our pre-bankruptcy customers and business partners have been less willing to do business with us than we anticipated as a result of our being highly leveraged and having shown no substantive improvement in our financial performance. Although our Restructuring Plan assumed that our marketing volumes would increase to approximately 350,000 barrels per day by the end of 2003, our actual marketing volumes were approximately 254,000 barrels per day in December 2003, and we do not anticipate an appreciable increase in volumes for the remainder of 2004.


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


                                       REQUIRED
 ROLLING FOUR-MONTH              MINIMUM CONSOLIDATED    ACTUAL CONSOLIDATED
    PERIOD ENDED                         EBIDA                  EBIDA
---------------------            --------------------    --------------------
                                                               (RESTATED)
September 30, 2003.......           $ 6.6 million            $ 1.2 million
October 31, 2003.........           $ 8.7 million            $ 2.9 million
November 30, 2003........           $10.4 million            $(1.4) million
December 31, 2003........           $12.7 million            $(2.2) million
January 31, 2004.........           $16.0 million            $ 1.0 million


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

                                     REQUIRED
 ROLLING FOUR-MONTH                  INTEREST               ACTUAL INTEREST
    PERIOD ENDED                  COVERAGE RATIO            COVERAGE RATIO
--------------------              --------------            ----------------
                                                              (RESTATED)
September 30, 2003.......           .62 to 1.00                .13 to 1.00
October 31, 2003.........           .79 to 1.00                .31 to 1.00
November 30, 2003........           .93 to 1.00              (.15) to 1.00
December 31, 2003........          1.11 to 1.00              (.23) to 1.00
January 31, 2004.........          1.36 to 1.00                .10 to 1.00


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

ASSET DISPOSITIONS

      During the last six months of 2003, we sold various assets in order to reduce our outstanding debt. Net proceeds of approximately $57 million from these asset sales were used to pay down amounts outstanding under the Commodity Repurchase Agreement. The most significant assets sales in 2003 are discussed below (in millions):

          ASSET SALES                          NET PROCEEDS
          -----------                          ------------
Liquids Operations..................           $      20.0
West Coast Natural Gas Liquids......                   9.4
ArkLaTex............................                  16.2
West Texas/New Mexico Linefill......                  10.0
Other  .............................                   6.6
                                               -----------
                                               $      62.2
                                               ===========

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

CASH FLOWS

         Summarized cash flow information for the ten months ended December 31, 2003, two months ended February 28, 2003, supplemental information for the twelve months ended December 31, 2003, and the years ended December 31, 2002 and 2001 is presented below (in thousands):

                                          SUCCESSOR     |    PREDECESSOR                                   PREDECESSOR
                                           COMPANY      |      COMPANY                                       COMPANY
                                      ----------------- | -----------------                          ----------------------
                                          TEN MONTHS    |     TWO MONTHS          SUPPLEMENTAL
                                            ENDED       |       ENDED              YEAR ENDED
                                      DECEMBER 31, 2003 | FEBRUARY 28, 2003     DECEMBER 31, 2003    YEAR ENDED DECEMBER 31,
                                      ----------------- | -----------------     -----------------    -----------------------
                                                        |                                                2002        2001
                                                        |                                                ----        ----
                                                        |
Operating Activities                       $   (166)    |     $ 22,933               $  22,767         $ 34,699     $ (41,258)
Investing Activities                         46,999     |         (285)                 46,714          (28,848)     (136,019)
Financing Activities                        (85,118)    |        1,655                 (83,463)           7,640       125,988
                                           --------     |     --------               ---------         --------     ---------
Increase (Decrease) in Cash                $(38,285)    |     $ 24,303               $ (13,982)        $ 13,491     $ (51,289)
                                           ========     |     ========               =========         ========     =========

Cash Flows from Operating Activities


      Net cash provided by operating activities totaled $22.8 million in 2003 compared to $34.7 million in 2002. The decline in cash from operating activities reflects (1) a decrease in cash flows attributable to our Liquids Operations (operating losses (excluding impairment charges) totaled $28 million in 2003 as compared to operating income (excluding impairment charges) of $16 million during 2002; (2) a decrease in cash flows from inventory liquidations (changes in inventory totaled $20 million during 2003 compared to $54 million during 2002, when the crude oil market moved out of contango and into backwardation;
(3) an increase in cash flows attributable to our pipeline and marketing operations (operating income of $42 million in 2003 as compared to $1 million in 2002); (4) an increase in cash flows of $13 million attributable to buy/sell contracts with a single customer. The buy/sell contracts involved settlement of the buy-side (i.e., cash outflow) in December 2002 and settlement of the sell-side (i.e., cash inflow) in January 2003. It is unlikely that future operating cash flows will be materially effected by buy/sell contracts whose two components (i.e., one buy and one sale) are settled in different periods; and
(5) an increase in cash flows attributable to lower interest payments of $9.8 million in 2003 as compared to 2002. Cash flow from operating activities increased $76.0 million in 2002 as compared to 2001, primarily reflecting cash inflows from crude oil inventory liquidations in 2002 and higher cash outflows to satisfy working capital requirements in 2001.

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

      We had the following crude oil inventory quantities from our North American Crude Oil and Pipeline Operations as of the dates indicated below:

                                                                        BARRELS
                                                                    (IN THOUSANDS)
                                                                    -------------
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

Contractual Obligations

      The following is a summary of certain contractual obligations at December 31, 2003 (in millions):

                                                                                           AFTER
                                     2004       2005      2006       2007       2008        2008      TOTAL
                                  ---------  ---------  ---------  ---------  ---------   --------  --------
Operating Leases.............     $     5.3  $     4.2  $     3.3  $     1.0  $     0.3   $    0.4  $   14.5
Capital Leases...............           0.1          -          -          -          -          -       0.1
Total Debt:
  9% Senior Notes............             -          -          -          -          -      109.2     109.2
  Term Loans(1)..............          75.0          -          -          -          -          -      75.0
  Commodity Repurchase
  Agreement (1).............           18.0          -          -          -          -          -      18.0
  Trade Receivables
  Agreement(1)..............           27.0          -          -          -          -          -      27.0
  Enron Note(2)..............           1.0        4.7        -            -          -          -       5.7
  Big Warrior Note...........           0.3        0.4        0.4        1.4          -          -       2.5
  Ad Valorem Tax Liability...           2.8        0.9        1.0        1.1        0.8          -       6.6
Other long-term liabilities..             -          -          -          -          -        1.8       1.8
                                  ---------  ---------  ---------  ---------  ---------   --------  --------
                                  $   129.5  $    10.2  $     4.7  $     3.5  $     1.1   $  111.4  $  260.4
                                  =========  =========  =========  =========  =========   ========  ========

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


      As more fully discussed in Note 10 to the Consolidated Financial Statements, we have restated our financial results for the ten months ended December 31, 2003, the two months ended February 28, 2003 and the years ended December 31, 2002 and 2001. The restatement relates to control deficiencies identified with inventory and accounts payable reconciliations procedures in our pipeline and liquids operations. The restatement results in a decrease in our net loss for the ten months ended December 31, 2003 of $0.9 million, an increase in our net income for the two months ended February 28, 2003 of $0.9 million, an increase in our net loss for the year ended December 31, 2002 of $1.5 million and an increase in our net loss for the year ended December 31, 2001 of $0.3 million.


OVERVIEW OF RESULTS OF OPERATIONS

      We reported a net loss of $52.9 million for the ten months ended December 31, 2003, which was primarily related to operating losses from our discontinued Liquids Operations and high financing costs. The operating losses of $31.0 million from our discontinued Liquids Operations were primarily attributable to significantly lower margins from MTBE sales in 2003 due to high feedstock prices, a $3.0 million lower of cost or market adjustment in March 2003, $6.8 million of charges related to the phase out of MTBE and an $8.3 million loss on the sale of the Liquids Operations. In addition, we reported $35.5 million of operating income from our crude oil marketing and transportation activities due to more favorable market conditions and lower operating expenses, which includes a $4.6 million charge related to a downward revision of our estimate of physical crude oil linefill in certain pipelines we operate in West Texas and New Mexico, and $32.6 million of interest and related charges.


      We reported net income of $61.1 million for the two months ended February 28, 2003. Net income for the two months ended February 28, 2003 is primarily attributable to: (1) reorganization expenses of $7.3 million related to legal and professional fees related to the bankruptcy proceedings; (2) a net gain on the discharge of debt of $131.6 million in connection with the Restructuring Plan; (3) fresh start adjustments of $56.8 million resulting from adjusting assets and liabilities to fair value in accordance with SOP 90-7; (4) operating income of $6.7 million from our crude oil marketing and transportation activities; and (5) interest and related charges of $5.6 million.


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

      The following table contains selected financial data for our business for the ten months ended December 31, 2003, two months ended February 28, 2003, supplemental information for the twelve months ended December 31, 2003 and the twelve months ended December 31, 2002 and 2001 (in millions):


                                                                                                      PREDECESSOR COMPANY
                                  SUCCESSOR COMPANY | PREDECESSOR COMPANY                         -----------------------------
                                  ----------------- | -------------------     SUPPLEMENTAL           YEAR ENDED DECEMBER 31,
                                   TEN MONTHS ENDED |  TWO MONTHS ENDED        YEAR ENDED         -----------------------------
                                  DECEMBER 31, 2003 | FEBRUARY 28, 2003     DECEMBER 31, 2003(1)      2002             2001
                                  ----------------- | -----------------     -----------------     ------------     ------------
                                     (RESTATED)     |     (RESTATED)            (RESTATED)          (RESTATED)     (RESTATED)
                                                    |
Operating Revenues:                                 |
                                                    |
   N. A. Crude Oil..............  $           118.5 | $            25.4     $           143.9     $       143.3   $       210.9
   Pipeline Operations..........               88.4 |              16.2                 104.6             107.3           127.5
   Intersegment Eliminations                        |
     /Other.....................              (53.9)|             (10.0)                (63.9)            (67.7)          (87.8)
                                  ----------------- | -----------------     -----------------     -------------   -------------
     Total......................  $           153.0 | $            31.6     $           184.6     $       182.9   $       250.6
                                  ================= | =================     =================     =============   =============
                                                    |
Gross Profit:                                       |
                                                    |
   N. A. Crude Oil (2)..........  $            13.2 | $             3.8     $            17.0     $         3.4   $        25.2
   Pipeline Operations..........               28.7 |               6.2                  34.9              33.6            56.4
   Corporate and Other..........                  - |                 -                     -                 -               -
                                  ----------------- | -----------------     -----------------     -------------   -------------
     Total......................  $            41.9 | $            10.0     $            51.9     $        37.0   $        81.6
                                  ================= | =================     =================     =============   =============
                                                    |
Operating Income (Loss):                            |
                                                    |
   N. A. Crude Oil..............  $             5.0 | $             2.4     $             7.4     $       (13.9)  $         9.8
   Pipeline Operations..........               30.5 |               4.3                  34.8              14.8            49.7
   Corporate and Other..........              (25.7)|              (4.1)                (29.8)            (28.5)          (24.9)
                                  ----------------- | -----------------     -----------------     -------------   -------------
     Total......................  $             9.8 | $             2.6     $            12.4     $       (27.6)  $        34.6
                                  ================= | =================     =================     =============   =============
                                                    |
Interest and Financing Costs,                       |
     net........................  $            32.6 | $             5.6     $            38.2     $        45.7   $        34.0
                                  ================= | =================     =================     =============   =============
Reorganization Items, Net Gain                      |
     on Discharge of Debt and                       |
     Fresh Start Adjustments....  $               - | $            67.5     $            67.5     $        32.8   $           -
                                  ================= | =================     =================     =============   =============
                                                    |
Income (Loss) from Discontinued                     |
     Operations.................  $           (30.2)| $            (0.5     $           (29.7)    $       (62.7)  $       (16.6)
                                  ================= | =================     =================     =============   =============
                                                    |
Cumulative Effect of Accounting                     |
     Changes....................  $               - | $            (4.0)    $           (4.0)     $           -   $         1.1
                                  ================= | =================     ================      =============   =============


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

Pipeline Operations


     Operating income from our Pipeline Operations was $34.8 million in 2003 compared to operating income of $14.8 million in 2002. The primary factors that affected this business in 2003 and 2002 were:


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


            - Total expenses for our Pipeline Operations decreased approximately $3.4 million in 2003 compared to 2002. The primary factors affecting total expenses are:

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


                  -- Higher cost of sales of $4.2 million primarily due to the $4.6 million charge related to the downward revision of our estimate of physical crude oil linefill volumes in certain pipelines we operate in West Texas and New Mexico. See further discussion regarding the change in linefill estimates in Note 9 to our Consolidated Financial Statements.


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

Discontinued Operations


     Our discontinued operations had an operating loss of $29.7 million in 2003 compared to a $62.7 million loss in 2002. The lower operating loss in 2003 is primarily attributable to $76.1 million of impairment charges recorded in 2002 related to our Morgan's Point Facility ($20.2 million), Mont Belvieu Facility ($33.0 million), and our West Coast natural gas liquids assets ($22.9 million), to reflect these assets at their estimated fair values at December 31, 2002. This change was offset by (1) significantly lower margins from MTBE sales in 2003 due to high feedstock prices; (2) a $3.0 million lower of cost or market adjustment in the first quarter of 2003; (3) $6.8 million of charges related to the phase out of MTBE including severance ($1.9 million), impairment of long-lived assets ($2.7 million), and write-down of materials and supplies ($2.3 million); and (4) an $8.3 million loss on the sale of the Liquids Operations.


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

Pipeline Operations


     Operating income from our Pipeline Operations was $14.8 million in 2002 compared to operating income of $49.7 million in 2001. The primary factors that affected this business in 2002 and 2001 were:


            - Revenues from our Pipeline Operations decreased $20.2 million reflecting reduced lease volumes transported by our North American Crude Oil business segment. Average volumes transported in 2002 were 407,000 bpd compared to 511,000 bpd in 2001. Revenue per barrel was $0.72 per barrel in 2002 and $0.68 per barrel in 2001.


            - Total expenses for our Pipeline Operations increased approximately $5.6 million in 2002 compared to 2001. The primary factors affecting total expenses are:


                  -- Higher employee expenses of $3.3 million, higher safety and environmental costs of $1.7 million and higher severance costs of $0.3 million offset by lower operating costs of $0.6 million and lower depreciation and amortization of $0.9 million.


                  -- Higher cost of sales of $1.0 million primarily due to higher losses for unaccounted for crude oil volumes.


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

Discontinued Operations


     Our discontinued operations had an operating loss of $62.7 million in 2002 compared to an operating loss of $16.6 million in 2001. The 2002 loss includes impairment charges of $76.1 million previously discussed. The 2001 loss includes impairment charges of $29.1 million as a result of Enron Gas Liquids, Inc.'s nonperformance under the Toll Conversion and Storage Agreements. See further discussion in Note 8 to our Consolidated Financial Statements. Excluding the impairment charges, discontinued operations had operating income of $13.4 million in 2002 compared to operating income of $12.4 million in 2001.


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

     The following table indicates fair values and changes in fair value of our commodity derivative transactions (in thousands):

                                                          SUCCESSOR COMPANY   |
                                                          -----------------   |            PREDECESSOR COMPANY
                                                              TEN MONTHS      |   --------------------------------------
                                                                ENDED         |   TWO MONTHS ENDED         YEAR ENDED
                                                          DECEMBER 31, 2003   |   FEBRUARY 28, 2003    DECEMBER 31, 2002
                                                          -----------------   |   -----------------    -----------------
                                                                              |
Fair value of contracts at beginning of period........      $       1,254     |   $            (844)    $         (5,597)
Cumulative effect of accounting change................                  -     |              (2,389)                   -
Change in realized and unrealized value...............             (2,401)    |               4,114                3,814
Fair value of new contracts entered into during year..              1,673     |                 373                  939
                                                            -------------     |   -----------------     ----------------
Fair value of contracts at end of period..............      $         526     |   $           1,254     $           (844)
                                                            =============     |   =================     ================

FAIR VALUE OF COMMODITY DERIVATIVE INSTRUMENTS AT DECEMBER 31, 2003

                                                                     MATURITY GREATER
                                            MATURITY OF 90         THAN 90 DAYS BUT LESS
          SOURCE OF FAIR VALUE               DAYS OR LESS              THAN ONE YEAR        TOTAL FAIR VALUE
------------------------------------      ------------------       ---------------------    ----------------
Prices Actively Quoted..............      $             677        $                (162)   $            515
Prices Provided by Other
   External Source(1)...............                     13                           (2)                 11
                                          -----------------        ---------------------    ----------------
   Total............................      $             690        $                (164)   $            526
                                          =================        =====================    ================

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


     Management has disclosed the foregoing deficiencies in our internal control over financial reporting to the Audit Committee and to our auditors. We have implemented changes to our internal control over financial reporting to address these issues. We have also performed additional procedures designed to provide reasonable assurance that these control deficiencies did not lead to a further misstatement in our consolidated financial statements.

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

                                           ANNUAL COMPENSATION                                  LONG-TERM COMPENSATION
                                -----------------------------------------     -------------------------------------------------
                                                                 OTHER
                                                                 ANNUAL       RESTRICTED                              ALL OTHER
                                                                 COMPEN-        STOCK       UNDERLYING     LTIP        COMPEN-
                                                                 SATION         AWARDS       OPTIONS/     PAYOUTS      SATION
 NAME AND PRINCIPAL POSITION    YEAR   SALARY ($)   BONUS ($)    ($) (1)        ($)(2)       SARS (#)     ($) (3)     ($) (4)
 ---------------------------    ----   ----------   ---------   ---------     ----------    ----------    -------     ---------
Thomas M. Matthews              2003     293,300           -            -        945,000             -           -       4,200
Chief Executive                 2002           -           -            -              -             -           -           -
  Officer                       2001           -           -            -              -             -           -           -

Dana R. Gibbs                   2003     265,000           -            -        573,750             -           -       2,559
President and Chief             2002     265,000     150,000            -              -             -     237,714       5,500
  Commercial Officer            2001     265,000     125,000       54,605              -         6,441           -     101,054

H. Keith Kaelber                2003     227,400           -            -        506,250             -           -       4,200
Executive Vice President        2002           -           -            -              -             -           -           -
  and Chief Financial Officer   2001           -           -            -              -             -           -           -

Lori L. Maddox                  2003     180,000           -            -        270,000             -           -       2,559
Vice President and              2002     166,000     100,000            -              -             -     154,142       5,432
  Controller                    2001     160,000      55,000            -              -        535              -         288

Randall G. Schorre              2003     185,000           -            -        303,750             -           -       3,885
Vice President, Pipeline and    2002      70,100      40,000            -              -             -           -           -
  Fleet Transportation          2001           -           -            -              -             -           -           -
  Services

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

           COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS AMONG THE
              COMPANY, BROAD MARKET INDEX AND INDUSTRY GROUP INDEX
                                   (Unaudited)

                                                                                 CUMULATIVE TOTAL RETURNS FOR
                                                                    BASE           YEARS ENDING DECEMBER 31,
                                                                   PERIOD    -------------------------------------
                   COMPANY / INDEX                                  1998     1999   2000    2001    2002    2003
                                                                   ------    -----  -----   -----   -----   -----
Link Energy LLC ................................................     100      92.6   133.6   137.0     1.3     1.3

S&P SmallCap 600 Index .........................................     100     112.4   125.7   133.8   114.3   158.6

S&P MidCap Oil & Gas Refining & Marketing & Transportation Index     100      90.7   140.0   179.0   183.0   245.0

                                  [LINE GRAPH]

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

         NAME AND ADDRESS                                                                 PERCENT
       OF BENEFICIAL OWNER                              UNITS BENEFICIALLY OWNED        OF CLASS (1)
-----------------------------------                     ------------------------        ------------
Farallon Capital Management, L.L.C.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111                                       2,778,698(2)                 21.1%

American Express Financial
50592 AXP Financial Center
Minneapolis, MN 55474                                         2,717,667                    20.6%

Lehman Brothers Holding, Inc. (3)
745 Seventh Avenue
New York, NY 10019                                            2,529,439                    19.2%

The Dreyfus Corporation (4)
200 Park Avenue , 55th Floor                                    828,113                     6.3%
New York, NY 10166

Thomas M. Matthews                                              140,000(5)                  1.0%

J. Robert Chambers                                                    -                       *

Julie H. Edwards                                                      -                       *

Robert E. Ogle                                                        -                       *

James M. Tidwell                                                      -                       *

S. Wil VanLoh, Jr.                                                    -                       *

Daniel J. Zaloudek                                                    -                       *

Dana R. Gibbs                                                    85,160(5)                    *

H. Keith Kaelber                                                 75,000(5)                    *

Lori L. Maddox                                                   40,000(5)                    *

Randall G. Schorre                                               45,000(5)                    *
Directors and  Executive
   Officers as a Group
  (14 in number)                                                505,180                     3.8%
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

                                                         (a)                          (b)                          (c)
                                               -----------------------        --------------------        -------------------
                                                                                                            NUMBER OF UNITS
                                                                                                          REMAINING AVAILABLE
                                                                                                          FOR FUTURE ISSUANCE
                                                                                                              UNDER EQUITY
                                                NUMBER OF UNITS TO BE           WEIGHTED AVERAGE           COMPENSATION PLANS
                                               ISSUED UPON EXERCISE OF          EXERCISE PRICE OF           (EXCLUDING UNITS
                                                OUTSTANDING OPTIONS,          OUTSTANDING OPTIONS,        REFLECTED IN COLUMN
             PLAN CATEGORY                       WARRANTS AND RIGHTS           WARRANTS AND RIGHTS                (a))
--------------------------------------         -----------------------        --------------------        -------------------
Equity compensation plans approved by
unitholders.........................                       N/A                         N/A                          N/A

Equity compensation plans not approved
by unitholders:

Link Energy Equity Incentive Plan...                   830,000                         N/A(1)                   370,000
                                               ---------------                ------------                -------------

Total...............................                   830,000                         N/A                      370,000
                                               ===============                ============                =============

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

                                                                YEAR ENDED DECEMBER 31,
                                                            ------------------------------
                                                                2003                2002
                                                            -----------          ---------
Audit Fees (1)...........................................   $ 1,111,000          $ 742,000
Audit-Related Fees.......................................             -                  -
Tax Fees (2).............................................     1,035,280            599,000
All Other Fees (3).......................................         1,590              1,600

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

                  EOTT Energy Partners, L.P. for the quarterly period ended September 30, 2001)

         3.7(a) Limited Liability Company Agreement dated as of June 27, 2001 of EOTT Energy General Partner, L.L.C. (incorporated by reference to Exhibit 3.14 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the quarterly period ended September 30, 2001)

         3.7(b) Amendment No. 1 to Limited Liability Company Agreement of EOTT Energy General Partner, L.L.C. effective as of August 29, 2001 (incorporated by reference to Exhibit 3.15 to Quarterly Report on Form 10-Q for EOTT Energy Partners, L.P. for the quarterly period ended September 30, 2001)

         3.7(c) Amendment No. 2 to Limited Liability Company Agreement of EOTT Energy General Partner, L.L.C. effective as of October 1, 2003 (incorporated by reference to Exhibit 3.6 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

         3.8 Certificate of Amendment to Certificate of Formation of EOTT Energy General Partner, L.L.C. effective as of October 1, 2003 (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

         3.9(a) Certificate of Incorporation of EOTT Energy Finance Corp. dated July 1, 1999 (incorporated by reference to Exhibit 3.10 to Registration Statement for EOTT Energy Partners, L.P., File No. 33-82269)

         3.9(b) Certificate of Amendment to Certificate of Incorporation of EOTT Energy Finance Corp. effective as of October 1, 2003 (incorporated by reference to Exhibit 3.13 to Quarterly Report on Form 10-Q for EOTT Energy L.L.C. for the quarterly period ended September 30, 2003)

         4.1 Indenture among EOTT Energy L.L.C., EOTT Energy Finance Corp., the Subsidiary Guarantors and the Bank of New York, as trustee, for 9% Senior Notes due 2010, dated March 1, 2003 (incorporated by reference to Exhibit T3C to Amendment No. 1 to EOTT Energy LLC's Application for Qualification of Indenture on Form T-3 dated April 4, 2003)

         4.2 Form of Warrant Agreement dated as of March 1, 2003 (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

         4.3 Form of Registration Rights Agreement, by and between EOTT Energy LLC and Unitholders dated as of March 1, 2003 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

    ***10.0(a)    Crude Oil Supply and Terminalling Agreement dated as of
                  December 1, 1998 between Koch Oil Company and EOTT Energy
                  Operating Limited Partnership (incorporated by reference to
                  Exhibit 10.23 to Annual Report on Form 10-K for EOTT Energy
                  Partners, L.P. for the year ended December 31, 1998)

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

     10.8 Intercreditor and Security Agreement among EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT Energy Pipeline Limited Partnership, as joint and several Borrowers, and EOTT Energy LLC and EOTT Energy General Partner, L.L.C., as joint and several Guarantors, and Standard Chartered Bank, Lehman Brothers, Inc., and Standard Chartered Trade Services Corporation and various other Secured Parties and Standard Chartered Bank, as collateral agent, dated as of March 1, 2003 (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

     *10.9 Extension Letter Agreement dated February 24, 2004 by and between Link Energy Limited Partnership and Standard Chartered Trade Services Corporation

     10.10 Form of Administrative Services Agreement by and between EOTT Energy LLC and EOTT Energy General Partner, L.L.C., effective January 1, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for EOTT Energy LLC for the quarterly period ended March 31, 2003)

     +10.11 12 Executive Employment Agreement between EOTT Energy LLC and Thomas M. Matthews, effective as of July 1, 2003 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

     +10.12 Executive Employment Agreement between EOTT Energy LLC and H. Keith Kaelber, effective as of July 1, 2003 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

     +10.13 Executive Employment Agreement between EOTT Energy LLC and Dana R. Gibbs, effective as of July 1, 2003 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

     +10.14 Letter of Offering from EOTT Energy LLC to James R. Allred dated June 10, 2003 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

     +10.15 EOTT Energy LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

    *+10.16 Form of Employee Change in Control Agreement, effective January 1, 2004

    **10.17 Crude Oil Joint Marketing Agreement dated November 20, 2003, effective January 1, 2004, between Chevron Texaco Global Trading and Link Energy Limited Partnership.





     *21.1        Subsidiaries of the Registrant



     #31.1        Section 302 Certification of Thomas M. Matthews



     #31.2        Section 302 Certification of Thomas M. Matthews



     #32.1        Section 906 Certifications of Thomas M. Matthews






*        Filed with Link Energy LLC's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.



**       Filed with Link Energy LLC's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004, but confidential treatment has been requested with respect to certain portions of this exhibit.


***      Certain portions of this exhibit have been treated confidentially.

****     Confidential treatment has been requested with respect to certain portions of this exhibit.

+        Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.


#        Filed herewith.


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

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of June, 2004.


                                                     LINK ENERGY LLC
                                          (A Delaware Limited Liability Company)

                                          By: /s/ THOMAS M. MATTHEWS
                                              ----------------------------------
                                              Thomas M. Matthews
                                              Chairman of the Board and
                                              Chief Executive Officer

                                 LINK ENERGY LLC
                          (a LIMITED LIABILITY COMPANY)
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                 ----
Financial Statements
     Report of Independent Auditors (Successor Company).......................................    F-2
     Report of Independent Auditors (Predecessor Company).....................................    F-3
     Consolidated Statements of Operations -
         Ten Months Ended December 31, 2003 (Successor Company) (Restated)
         Two Months Ended February 28, 2003 (Predecessor Company) (Restated) and
         Years Ended December 31, 2002 and 2001 (Predecessor Company) (Restated)..............    F-4
     Consolidated Balance Sheets - December 31, 2003 (Successor Company)
         and 2002 (Predecessor Company) (Restated)............................................    F-5
     Consolidated Statements of Cash Flows  -
         Ten Months Ended December 31, 2003 (Successor Company) (Restated)
         Two Months Ended February 28, 2003 (Predecessor Company) (Restated) and
         Years Ended December 31, 2002 and 2001 (Predecessor Company) (Restated)..............    F-6
     Consolidated Statements of Members'/Partners' Capital -
         Ten Months Ended December 31, 2003 (Successor Company) (Restated)
         Two Months Ended February 28, 2003 (Predecessor Company) (Restated) and
         Years Ended December 31, 2002 and 2001 (Predecessor Company) (Restated)..............    F-7
     Notes to Consolidated Financial Statements (Restated)....................................    F-8
Supplemental Schedule

     Schedule II - Valuation and Qualifying Accounts and Reserves.............................    S-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Unitholders of Link Energy LLC:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, members' capital and cash flows present fairly, in all material respects, the financial position of Link Energy LLC and its subsidiaries (Successor Company) at December 31, 2003 and the results of their operations and their cash flows for the period from March 1, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



As discussed in the Note 1 caption "Restatement of Financial Results" and in
Note 10 to the consolidated financial statements, the Company has restated its financial results for the period from March 1, 2003 to December 31, 2003.



As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of Texas confirmed the Company's voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "plan") on February 18, 2003, to be effective on March 1, 2003. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of February 28, 2003.


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

PRICEWATERHOUSECOOPERS LLP
Houston, Texas


March 30, 2004, except as to the matters discussed in the Note 1 caption "Restatement of Financial Results" and in Note 10 which the date is June 15, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Unitholders of Link Energy LLC:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of EOTT Energy Partners, L.P. and its subsidiaries (Predecessor Company) at December 31, 2002 and the results of their operations and their cash flows for the period from January 1, 2003 to February 28, 2003, and for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



As discussed in the Note 1 caption "Restatement of Financial Results" and in
Note 10 to the consolidated financial statements, the Company has restated its financial results for the period from January 1, 2003 to February 28, 2003, and for each of the two years in the period ended December 31, 2002.


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


As discussed in Note 20 to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," related to the rescission of Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," as of January 1, 2003. As discussed in Note 20 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations as of January 1, 2003.


PRICEWATERHOUSECOOPERS LLP
Houston, Texas


March 30, 2004, except as to the matters discussed in the Note 1 caption "Restatement of Financial Results" and in Note 10 which the date is June 15, 2004

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Unit Amounts)


                                                   SUCCESSOR COMPANY  |                 PREDECESSOR COMPANY
                                                   -----------------  |  -----------------------------------------------
                                                                      |                        YEAR ENDED DECEMBER 31,
                                                      TEN MONTHS      |      TWO MONTHS      ---------------------------
                                                         ENDED        |        ENDED
                                                   DECEMBER 31, 2003  |  FEBRUARY 28, 2003       2002             2001
                                                   -----------------  |  -----------------   -----------        --------
                                                       (RESTATED)     |      (RESTATED)       (RESTATED)       (RESTATED)
                                                                      |
Operating Revenue.............................     $         153,033  |  $          31,635   $   182,932        $250,571
                                                                      |
Cost of Sales.................................                23,863  |              4,521        25,007          43,149
Operating Expenses............................                70,102  |             13,020        94,274          97,969
Depreciation and Amortization-operating.......                17,139  |              4,123        26,621          27,802
                                                   -----------------  |  -----------------   -----------        --------
Gross Profit..................................                41,929  |              9,971        37,030          81,651
                                                                      |
Selling, General and Administrative Expenses..                45,959  |              6,846        53,480          45,051
Depreciation and Amortization-corporate & other                   22  |                519         3,267           3,083
Other (Income) Expense........................               (13,867) |                 (8)        6,710          (1,092)
Impairment of Assets..........................                     -  |                  -         1,168               -
                                                   -----------------  |  -----------------   -----------        --------
                                                                      |
Operating Income (Loss).......................                 9,815  |              2,614       (27,595)         34,609
                                                                      |
Interest Expense and Related Charges..........               (32,708) |             (5,645)      (45,876)        (35,363)
Interest Income...............................                    77  |                 58           127           1,319
Other, net....................................                   115  |                 98           (44)           (517)
                                                   -----------------  |  -----------------   -----------        --------
                                                                      |
Income (Loss) from Continuing Operations                              |
    Before Reorganization Items, Net Gain on                          |
    Discharge of Debt and Fresh Start                                 |
    Adjustments...............................               (22,701) |             (2,875)      (73,388)             48
Reorganization Items..........................                     -  |             (7,330)       32,847               -
Net Gain on Discharge of Debt (Note 5)........                     -  |            131,560             -               -
Fresh Start Adjustments (Note 6)..............                     -  |            (56,771)            -               -
                                                   -----------------  |  -----------------   -----------        --------
Income (Loss) from Continuing Operations......               (22,701) |             64,584       (40,541)             48
Loss from Discontinued Operations (Note 8)....               (30,214) |                519       (62,713)        (16,605)
                                                   -----------------  |  -----------------   -----------        --------
Income (Loss) Before Cumulative Effect of                             |
    Accounting Change.........................               (52,915) |             65,103      (103,254)        (16,557)
Cumulative Effect of Accounting Change                                |
    (Notes 2 & 20)............................                     -  |             (3,976)            -           1,073
                                                   -----------------  |  -----------------   -----------        --------
Net Income (Loss).............................     $         (52,915) |  $          61,127   $  (103,254)       $(15,484)
                                                   =================  |  =================   ===========        ========
Basic Net Income (Loss) Per Unit (Note 12)                            |
      LLC Unit................................     $           (4.29) |  $             N/A   $       N/A        $    N/A
                                                   =================  |  =================   ===========        ========
      Common Unit.............................     $             N/A  |  $            0.14   $     (0.03)       $  (0.55)
                                                   =================  |  =================   ===========        ========
      Subordinated Unit.......................     $             N/A  |  $               -   $     (3.23)       $  (0.55)
                                                   =================  |  =================   ===========        ========
Diluted Net Income (Loss) Per Unit (Note 12)..     $           (4.29) |  $            0.10   $     (1.08)       $  (0.55)
                                                   =================  |  ==================  ===========        ========
Distributions Per Unit........................     $               -  |  $               -   $      0.25        $   1.90
                                                   =================  |  =================   ===========        ========
Average Units Outstanding for Diluted Computation             12,331  |             27,476        27,476          27,476
                                                   =================  |  =================  ============        ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                     SUCCESSOR COMPANY |  PREDECESSOR COMPANY
                                                                     ----------------- |  -------------------
                                                                     DECEMBER 31, 2003 |   DECEMBER 31, 2002
                                                                     ----------------- |  -------------------
                                                                                       |       (RESTATED)
                                                                                       |
                              ASSETS                                                   |
                                                                                       |
Current Assets                                                                         |
    Cash and cash equivalents.................................       $          2,450  |    $         16,432
    Restricted cash (Note 8)..................................                  6,045  |                   -
    Trade and other receivables, net of allowance for                                  |
       doubtful accounts of $1,210 and $1,210, respectively...                446,030  |             407,096
    Inventories of continuing operations......................                  7,636  |              15,389
    Inventories of discontinued operations....................                      -  |              16,970
    Other.....................................................                  6,283  |              23,888
                                                                     ----------------  |    ----------------
       Total current assets...................................                468,444  |             479,775
                                                                     ----------------  |    ----------------
Property, Plant and Equipment.................................                278,724  |             546,410
    Less:  Accumulated depreciation...........................                 16,214  |             205,351
                                                                     ----------------  |    ----------------
       Net property, plant and equipment......................                262,510  |             341,059
                                                                     ----------------  |    ----------------
Long-lived assets of discontinued operations..................                    838  |              39,899
Goodwill......................................................                      -  |               7,436
Other Assets..................................................                  6,852  |               4,070
                                                                     ----------------  |    ----------------
Total Assets..................................................       $        738,644  |    $        872,239
                                                                     ================  |    ================
            LIABILITIES AND MEMBERS'/PARTNERS' CAPITAL                                 |
                                                                                       |
Current Liabilities                                                                    |
    Trade and other accounts payable..........................       $        476,509  |    $        389,925
    Accrued taxes payable.....................................                  6,700  |              11,327
    Term loans (Note 4).......................................                 75,000  |              75,000
    Commodity repurchase agreement (Note 4)...................                 18,000  |              75,000
    Receivable financing (Note 4).............................                 27,000  |              50,000
    Other.....................................................                 27,982  |              23,274
                                                                     ----------------  |    ----------------
       Total current liabilities..............................                631,191  |             624,526
                                                                     ----------------  |    ----------------
Long -Term Liabilities                                                                 |
    Senior notes (Note 4).....................................                104,451  |                   -
    Other.....................................................                 17,399  |              15,817
                                                                     ----------------  |    ----------------
       Total long-term liabilities............................                121,850  |              15,817
                                                                     ----------------  |    ----------------
Liabilities Subject to Compromise (Note 5)....................                      -  |             292,827
                                                                     ----------------  |    ----------------
Commitments and Contingencies (Note 15)                                                |
                                                                                       |
Additional Partnership Interests (Note 18)....................                      -  |               9,318
                                                                     ----------------  |    ----------------
Members'/Partners' Capital (Deficit)                                                   |
    Partners' Capital (Deficit)...............................                      -  |             (70,249)
    Members' Capital (Deficit)................................                (14,392) |                   -
    Accumulated Other Comprehensive Income (Loss).............                     (5) |                   -
                                                                     ----------------  |    ----------------
    Total.....................................................                (14,397) |             (70,249)
                                                                     ----------------  |    ----------------
Total Liabilities and Members'/Partners' Capital..............       $        738,644  |    $        872,239
                                                                     ================  |    ================


   The accompanying notes are an integral part of these consolidated financial statements.

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                              SUCCESSOR COMPANY |               PREDECESSOR COMPANY
                                                              ----------------- |  ------------------------------------------------
                                                                                |                       YEAR ENDED DECEMBER 31,
                                                              TEN MONTHS ENDED  |   TWO MONTHS ENDED   ----------------------------
                                                              DECEMBER 31, 2003 |  FEBRUARY 28, 2003       2002             2001
                                                              ----------------- |  -----------------   ------------      ----------
                                                                 (RESTATED)     |      (RESTATED)       (RESTATED)       (RESTATED)
                                                                                |
                                                                                |
CASH FLOWS FROM OPERATING ACTIVITIES                                            |
    Reconciliation of net income (loss) to net cash                             |
      provided by (used in) operating activities                                |
      Net income (loss)..................................      $     (52,915)   |    $      61,127     $   (103,254)     $  (15,484)
      Depreciation.......................................             19,242    |            5,560           35,535          33,469
      Amortization of goodwill and other.................                  -    |                -            2,015           2,609
      Impairment of assets...............................              2,751    |                -           77,268          29,057
      Write-down of liquids operations inventories.......              4,003    |                -                -               -
      Net unrealized change in crude oil trading                                |
       activities........................................                822    |           (2,120)          (1,755)          2,053
      (Gains) losses on disposal of assets...............             (2,727)   |                -              984             229
      Non-cash compensation expense......................              2,306    |                -                -               -
      Non-cash net gain for reorganization items and                            |
       discharge of debt.................................                  -    |         (127,185)        (37,802)               -
      Fresh start adjustments............................                  -    |           56,771                -               -
      Changes in components of working capital--                                |
        Receivables......................................             (6,475)   |          (32,177)          94,089         421,680
        Inventories......................................             12,762    |            6,757           54,077           1,799
        Other current assets.............................              3,192    |            2,428            7,411          (1,780)
        Trade accounts payable...........................              9,034    |           47,845          (96,934)       (537,198)
        Accrued taxes payable............................              1,962    |            1,717            2,481          (1,909)
        Other current liabilities........................             14,500    |             (320)             (98)         19,249
      Other assets and liabilities.......................             (8,623)   |            2,530              682           4,968
                                                               -------------    |    -------------     ------------      ----------
    Net Cash Provided by (Used in) Operating Activities..               (166)   |           22,933           34,699         (41,258)
                                                               -------------    |    -------------     ------------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES                                            |
                                                                                |
    Proceeds from sale of assets.........................             62,197    |                -            2,390          17,209
    Increase in restricted cash..........................             (6,045)   |                -                -               -
    Acquisitions.........................................                  -    |                -                -        (117,000)
    Additions to property, plant and equipment...........             (9,153)   |             (285)         (31,238)        (36,228)
                                                               -------------    |    -------------     ------------      ----------
    Net Cash Provided by (Used in) Investing Activities..             46,999    |             (285)         (28,848)       (136,019)
                                                               -------------    |    -------------     ------------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES                                            |
                                                                                |
    Increase (decrease) in receivable financing..........            (23,000)   |                -            7,500          42,500
    Increase (decrease) in short-term borrowings.........                  -    |                -          (40,000)         40,000
    Increase in term loans...............................                  -    |                -           75,000               -
    Increase (decrease) in repurchase agreements.........            (57,000)   |                -          (25,000)        100,000
    Debt issuance cost...................................             (3,758)   |                 -            (750)              -
    Distributions to unitholders.........................                  -    |                -           (4,712)        (43,163)
    Exercise of warrants.................................                444    |                -                -               -
    Other................................................             (1,804)   |            1,655           (4,398)        (13,349)
                                                               -------------    |    -------------     ------------      ----------
    Net Cash Provided by (Used in) Financing Activities..            (85,118)   |            1,655            7,640         125,988
                                                               -------------    |    -------------     ------------      ----------
Increase (Decrease) in Cash and Cash Equivalents.........            (38,285)   |           24,303           13,491        (51,289)
Cash and Cash Equivalents Beginning of Period............             40,735    |           16,432            2,941          54,230
                                                               -------------    |    -------------     ------------      ----------
Cash and Cash Equivalents End of Period..................      $       2,450    |    $      40,735     $     16,432      $    2,941
                                                               =============    |    =============     ============      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                |
                                                                                |
    Cash Paid for Interest...............................      $      19,558    |    $       5,599     $     34,931      $   33,041
                                                               =============    |    =============     ============      ==========
    Cash Paid for Reorganization Items...................      $       6,271    |    $       2,867     $      4,955      $        -
                                                               =============    |    =============     ============      ==========
SUPPLEMENTAL NON CASH INVESTING AND FINANCING                                   |
   INFORMATION                                                                  |
                                                                                |
    Discharge of 11% Senior Notes, including accrued                            |
     interest............................................      $           -    |    $     248,481     $          -      $        -
                                                               =============    |    =============     ============      ==========
    Cancellation of additional partnership interests.....      $           -    |    $       9,318     $          -      $        -
                                                               =============    |    =============     ============      ==========
    Issuance of 9% Senior Notes and payment of interest                         |
     in kind.............................................      $       5,200    |    $     104,000     $          -      $        -
                                                               =============    |    =============     ============      ==========
    Issuance of new equity of Successor Company..........      $           -    |    $      36,687     $          -      $        -
                                                               =============    |    =============     ============      ==========


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
              CONSOLIDATED STATEMENTS OF MEMBERS'/PARTNERS' CAPITAL
                                 (In Thousands)


                                                                PARTNERS CAPITAL
                                                       ------------------------------------

                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                                         COMMON    SUBORDINATED   GENERAL    MEMBERS'    COMPREHENSIVE
                                                      UNITHOLDERS  UNITHOLDERS    PARTNER     CAPITAL    INCOME (LOSS)     TOTAL
                                                      -----------  ------------   --------   ---------   -------------   ---------
Partners' Capital (Deficit) at December 31, 2000
  (Unaudited).....................................     $  47,832    $  41,247     $  7,285   $       -    $          -   $  96,364
  Net loss (Restated).............................       (10,207)      (4,973)        (304)          -               -     (15,484)
  Cash distribution...............................       (35,105)      (7,200)        (858)          -               -     (43,163)
                                                       ---------    ---------     --------    --------    ------------   ---------
Partners' Capital (Deficit) at December 31, 2001
   (Restated).....................................         2,520       29,074        6,123           -               -      37,717
  Net loss (Restated).............................          (553)     (29,074)     (73,627)          -               -    (103,254)
  Cash distribution...............................        (4,619)           -          (93)          -               -      (4,712)
                                                       ---------    ---------      -------    --------    ------------   ---------
Partners' Capital (Deficit) at December 31, 2002
 (Restated).......................................        (2,652)           -      (67,597)          -               -     (70,249)
  Loss before reorganization items, net gain on
    discharge of debt and fresh start adjustments
    (Restated)....................................             -            -       (6,332)          -               -      (6,332)
  Reorganization items and net gain on
    discharge of debt.............................        17,624       35,354       80,374      35,773               -     169,125
  Fresh start adjustments.........................       (14,972)     (35,354)      (6,445)          -               -     (56,771)
                                                       ---------    ---------     --------   ---------    ------------   ---------
Members' Capital at February 28, 2003
  (Successor Company) (Restated)..................     $       -    $       -     $      -   $  35,773    $          -   $  35,773
                                                       ==========   =========     ========   =========    ============   =========
------------------------------------------------------------------------------------------------------------------------------------

Members' Capital at March 1, 2003
  (Successor Company) (Restated)..................     $       -    $       -     $      -   $  35,773    $          -   $  35,773
  Net loss (Restated).............................             -            -            -     (52,915)              -     (52,915)
  Unrealized net losses on derivative instruments
    arising during the period.....................             -            -            -           -            (160)
  Less reclassification adjustment for net
    realized losses on derivative instruments
    included in net loss..........................             -            -            -           -             155          (5)
                                                                                                                         ---------
  Comprehensive loss..............................                                                                         (52,920)
                                                                                                                         ---------
  Exercise of warrants............................             -            -            -         444               -         444
  Issuance of restricted units....................             -            -            -      12,450               -      12,450
  Less unearned compensation expense..............             -            -            -     (10,144)              -     (10,144)
                                                       ---------    ---------     --------   ---------    ------------   ---------
Members' Capital at December 31, 2003
  (Successor Company).............................     $       -    $       -     $      -   $ (14,392)   $         (5)  $ (14,397)
                                                       =========    =========     ========   =========    ============   =========


   The accompanying notes are an integral part of these consolidated financial statements

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


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


Restatement of Financial Results



      We have restated our financial results for the ten months ended December 31, 2003, the two months ended February 28, 2003, and the years ended December 31, 2002 and 2001 as more fully discussed in Note 10. The restatement relates to control deficiencies identified with inventory and accounts payable reconciliation procedures in our pipeline and liquids operations. The restatement results in a decrease in our net loss for the ten months ended December 31, 2003 of $0.9 million, an increase in our net income for the two months ended February 28, 2003 of $0.9 million, and an increase in our net loss for the years ended December 31, 2002 and 2001 of $1.5 million and $0.3 million respectively.


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


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


      Goodwill. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires entities to discontinue the amortization of goodwill, allocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair value-based analysis on the goodwill in each reporting segment. Goodwill is to be tested for impairment annually or more frequently if circumstances indicate a possible impairment. Goodwill was allocated to the North American Crude Oil segment and in 2002 no impairment of goodwill was required. Our reported income from continuing operations of $0.05 million ($0.00 per diluted unit) in 2001 included amortization of goodwill of $1.0 million ($0.4 per diluted unit). Our income from continuing operations in 2001, excluding the amortization of goodwill, would have been $1.0 million ($0.04 per diluted unit). In connection with the adoption of fresh start reporting (see
Note 6), all remaining goodwill at February 28, 2003 was eliminated.


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

      Effective January 1, 2001, we began reporting derivative activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value. Under SFAS No. 133, we are required to "mark-to-fair value" all of our derivative instruments at the end of each reporting period. At the date of initial adoption of SFAS No. 133, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives was recorded as the cumulative effect of a change in accounting principle. The cumulative effect of adopting SFAS No. 133 effective January 1, 2001 was a $1.3 million ($0.05 per diluted unit) increase in income. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


specific hedge accounting criteria are met. Qualifying criteria include, among other requirements, that we formally designate, document, and assess the effectiveness of the hedging instruments as they are established and at the end of each reporting period. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item in the income statement. Changes in the fair value of derivatives designated as cash flow hedges are deferred to Other Comprehensive Income (Loss) ("OCI"), a component of Members' Capital, and reclassified into earnings when the associated hedged transaction affects earnings. Deferral of derivative gains and losses through OCI is limited to the portion of the change in fair value of the derivative instrument which effectively hedges the associated hedged transaction; ineffective portions are recognized currently in earnings. Beginning in the second quarter of 2003, we designated certain of our derivative instruments as cash flow hedges of forecasted transactions. These hedges were for a maximum of two-months and had no material effect on our OCI or earnings for the ten months ended December 31, 2003. The ineffective portions of our hedged transactions were not material to our earnings for the ten months ended December 31, 2003. SFAS No. 133 requires that any cash flow hedges, for which it is probable that the original forecasted transactions will not occur by the end of the originally specified time period, be discontinued and reclassified into earnings, and that such reclassifications be recorded and separately disclosed. We had no such reclassifications for the ten months ended December 31, 2003. All unrealized derivative gains and losses included in accumulated other comprehensive income (loss) at December 31, 2003 are expected to be reclassified to net income (loss) within the next twelve months. Realized derivative gains and losses are included in Operating Revenue in our Statement of Operations.

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


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

      Receivable Financing. SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Restatement of FASB Statement No. 125" was effective March 31, 2001. Under SFAS No. 140, transfers of accounts receivable under our receivables agreement, discussed further in
Note 4, are accounted for as financings. Costs associated with the transfers are classified as "Interest Expense and Related Charges" on the Consolidated Income Statement.

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


      Our Restructuring Plan anticipated profitable Liquids Operations and a quick return of crude oil volume growth in 2003. After incurring an operating loss of $31.0 million from our Liquids Operations since our emergence from bankruptcy, we sold our Liquids Operations in December 2003 for approximately $20 million (see Note 8). Our pre-bankruptcy customers and business partners have been less willing to do business with us than we anticipated as a result of our being highly leveraged and having shown no substantive improvement in our financial performance. Although our Restructuring Plan assumed that our marketing volumes would increase to approximately 350,000 barrels per day by

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


the end of 2003, our actual marketing volumes were approximately 254,000 barrels per day in December 2003, and we do not anticipate an appreciable increase in volumes for the remainder of 2004.

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

      Our cash flow from operations is not sufficient to meet our current cash requirements and, as a result, we have been borrowing under our Trade Receivables Agreement in order to fund our operations and capital needs. Absent a significant improvement in our business performance, we expect to continue to borrow to meet our cash requirements to the extent borrowed funds are available. At March 19, 2004, we have approximately $23.0 million in borrowing availability under our Trade Receivables Agreement. Based on our current cash requirements, we may exhaust our sources of available cash in the second quarter of 2004.

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)



                                     REQUIRED
    ROLLING FOUR-MONTH         MINIMUM CONSOLIDATED    ACTUAL CONSOLIDATED
       PERIOD ENDED                   EBIDA                   EBIDA
--------------------------     --------------------    -------------------
                                                            (RESTATED)
September 30, 2003.......           $ 6.6 million         $ 1.2 million
October 31, 2003.........           $ 8.7 million         $ 2.9 million
November 30, 2003........           $10.4 million         $(1.4) million
December 31, 2003........           $12.7 million         $(2.2) million
January 31, 2004.........           $16.0 million         $ 1.0 million



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


                                       REQUIRED
   ROLLING FOUR-MONTH                  INTEREST            ACTUAL INTEREST
      PERIOD ENDED                  COVERAGE RATIO         COVERAGE RATIO
-------------------------          ----------------        ---------------
                                                              (RESTATED)
September 30, 2003.......              .62 to 1.00           .13 to  1.00
October 31, 2003.........              .79 to 1.00           .31 to  1.00
November 30, 2003........              .93 to 1.00          (.15) to 1.00
December 31, 2003........             1.11 to 1.00          (.23) to 1.00
January 31, 2004.........             1.36 to 1.00           .10 to  1.00



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


                                  (AS RESTATED)


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


above raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.    CREDIT RESOURCES

SUMMARY OF DEBTOR IN POSSESSION ("DIP") FINANCING

      On October 18, 2002, we entered into agreements with Standard Chartered, SCTS, Lehman and other lending institutions for $575 million in DIP financing facilities. The DIP facilities provided (i) $500 million of credit and financing facilities through Standard Chartered and SCTS, which included up to $325 million for letters of credit through Standard Chartered and $175 million of inventory repurchase/accounts receivable financing through SCTS, and (ii) $75 million of term loans through Lehman and other lending institutions. The credit facilities were subject to a borrowing base and were secured by a first-priority lien on all, or substantially all, of our real and personal property. At December 31, 2002 we had amounts outstanding under the repurchase agreement and accounts receivable financing agreement of $75 million and $50 million, respectively, at weighted average interest rates of 4.4% and 4.7%, respectively. As of February 28, 2003, we had outstanding approximately $313 million of letters of credit, $125 million of inventory repurchase/accounts receivable financing, and $75 million of term loans. The DIP financing facilities contained certain restrictive covenants that, among other things, limited distributions, other debt, and certain asset sales. On February 28, 2003, as we emerged from bankruptcy, the DIP financing facilities were refinanced by the same institutions. The following discussion provides an overview of our post-bankruptcy debt.

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

                        SUMMARY OF FINANCING ARRANGEMENTS
                                  (IN MILLIONS)

                                                     COMMITMENT/         AMOUNT
                                                     FACE AMOUNT      OUTSTANDING          MATURITY
Exit Credit Facilities:
      Letter of Credit Facility................   $      260.0        $   250.1        August 30, 2004
      Trade Receivables Agreement..............          100.0(1)          27.0        March 1, 2004(2)
      Commodity Repurchase Agreement...........           18.0             18.0        March 1, 2004(2)
      Term Loans...............................           75.0             75.0        August 30, 2004

Senior Notes...................................          109.2            104.5        March 1, 2010(3)(4)

Other Debt:
      Enron Note...............................            5.7              6.4        October 1, 2005(3) (5)
      Big Warrior Note.........................            2.5              2.3        March 1, 2007(3)
      Ad Valorem Tax Liability.................            6.6              6.6        March 1, 2009

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


(1)   $50 million of this commitment is unavailable ten days each month.


(2) On March 1, 2004, we extended these arrangements for 3 months until June 1, 2004 and paid an extension fee of $0.4 million. We have an option to extend these arrangements until August 30, 2004 subject to the payment of extension fees of $0.4 million and us being in compliance with our debt covenants.


(3) These notes were adjusted to fair value pursuant to the adoption of fresh start reporting required by SOP 90-7.

(4)   On September 1, 2003 and March 1, 2004, we issued an additional senior note in the amount of $5.2 million and $5.5 million, respectively, in lieu of the first and second semi-annual payment of interest on our senior notes.

(5)   See discussion below regarding event of default.

The following is a summary of our scheduled debt maturities at December 31, 2003 (in millions):

                                                                                          After
                                    2004       2005       2006       2007       2008       2008       Total
                                  --------   --------   --------   --------   --------   --------   ---------
Senior Notes.................     $      -   $      -   $      -   $      -   $      -   $  109.2   $   109.2
Term Loans(1)................         75.0          -          -          -          -          -        75.0
Commodity Repurchase
   Agreement (1).............         18.0          -          -          -          -          -        18.0
Trade Receivables
   Agreement(1)..............         27.0          -          -          -          -          -        27.0
Enron Note (2)...............          1.0        4.7          -          -          -          -         5.7
Big Warrior Note.............          0.3        0.4        0.4        1.4          -          -         2.5
Ad Valorem Tax Liability.....          2.8        0.9        1.0        1.1        0.8          -         6.6
                                  --------   --------   --------   --------   --------   --------   ---------
                                  $  124.1   $    6.0   $    1.4   $    2.5   $    0.8   $  109.2   $   244.0
                                  ========   ========   ========   ========   ========   ========   =========

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


Link LLC Senior Notes 2010

      In February 2003, we issued $104 million of 9% senior unsecured notes to the Bank of New York, as depositary agent, which was subsequently allocated by the depositary agent to former holders of the 11% senior notes described above and our general unsecured creditors with allowed claims. The senior notes are due in March 2010, and interest will be paid semiannually on September 1 and March 1, with the first payment made on September 1, 2003. Under the terms of the indenture governing our senior notes, we are allowed to pay interest payments in kind by issuing additional senior notes on the first two interest payment dates. If we make payments in kind, we must make the payments as if interest were being charged at 10% per annum instead of 9% per annum. On September 1, 2003, we issued an additional senior note in the aggregate principal amount of $5.2 million to the Bank of New York in lieu of the first interest payment. On March 1, 2004, we issued an additional senior note in the aggregate principal amount of $5.5 million to the Bank of New York in lieu of the second interest payment. We may not optionally redeem the notes. The notes are subject to mandatory redemption or sinking fund payments if we sell assets and use the money for certain purposes or if we have a change of control. Provisions of the indenture could limit additional borrowings, sale and lease back transactions, affiliate transactions, purchases of our own equity, payments on debt subordinated to the senior notes, distributions to members, certain merger, consolidation or change in control transactions, or sale of assets if certain financial performance ratios are not met.

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


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


                                  (AS RESTATED)


      As a result of the confirmation of our Restructuring Plan, the following liabilities that were deemed subject to compromise were either discharged by the EOTT Bankruptcy Court or retained as ongoing obligations of the Successor Company. Estimated liabilities subject to compromise at December 31, 2002 were as follows (in thousands):

11% Senior Notes..................................................    $          235,000
Interest payable - 11% Senior Notes...............................                13,481
Accounts payable and suspense payable.............................                34,876
Allowed claims for environmental settlements and contingencies                     7,970
Other.............................................................                 1,500
                                                                      ------------------
         Total....................................................    $          292,827
                                                                      ==================

      The following reorganization items and net gain on discharge of debt, which were specifically related to the EOTT Bankruptcy, were recorded during the two months ended February 28, 2003, (in thousands):

Reorganization items - legal and professional fees................    $           (7,330)
Net gain on discharge of 11% senior notes,
  related accrued interest and other debt (1).....................    $          131,560

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


                                  (AS RESTATED)


      The effects of the reorganization pursuant to the Restructuring Plan and the application of fresh start reporting on the Predecessor Company's consolidated balance sheet as of February 28, 2003 are as follows (in thousands):


                                             PREDECESSOR COMPANY    DEBT DISCHARGE AND        FRESH START          SUCCESSOR COMPANY
                                              FEBRUARY 28, 2003    RE-CLASS ADJUSTMENTS       ADJUSTMENTS          FEBRUARY 28, 2003
                                             -------------------   --------------------     ----------------      -----------------
                                                 (RESTATED)                                                            (RESTATED)
Assets
Current Assets
Cash and cash equivalents................     $       40,735       $               -        $              -         $       40,735
Trade and other receivables..............            439,361                       -                       -                439,361
Inventories..............................             25,525                       -                     750(g)              26,275
Other....................................             12,911                       -                  (2,021)(h)             10,890
                                              --------------       -----------------        ----------------         --------------
     Total current assets................            518,532                       -                  (1,271)               517,261
                                              --------------       -----------------        ----------------         --------------

Property, Plant and Equipment, at cost...            598,633                       -                (267,654)(i)            330,979
Less: Accumulated depreciation...........            223,188                       -                (223,188)(i)                  -
                                              --------------       -----------------        ----------------         --------------
     Net property, plant and equipment...            375,445                       -                 (44,466)               330,979
                                              --------------       -----------------        ----------------         --------------

Goodwill ................................              7,436                       -                  (7,436)(j)                  -
                                              --------------       -----------------        ----------------         --------------
Other Assets.............................             10,762                       -                  (2,880)(h)              7,882
                                              --------------       -----------------        ----------------         --------------

     Total Assets........................     $      912,175       $               -        $        (56,053)        $      856,122
                                              ==============       =================        ================         ==============
Liabilities and Members'/Partners'
 Capital
Current Liabilities
Trade and other accounts payable.........     $      451,873       $          17,406(a)     $              -         $      469,279
Accrued taxes payable....................             13,045                  (8,307)(b)                   -                  4,738
Term loans...............................             75,000                 (75,000)(c)                   -                      -
Repurchase agreement.....................             75,000                 (75,000)(c)                   -                      -
Receivable financing.....................             50,000                       -                       -                 50,000
Other....................................             19,226                   2,815(a)(b)               318(k)              22,359
                                              --------------       -----------------        ----------------         --------------
     Total current liabilities...........            684,144                (138,086)                    318                546,376
                                              --------------       -----------------        ----------------         --------------

Long-Term Liabilities
9% Senior Notes..........................                  -                  98,800(d)                    -                 98,800
Term loans...............................                  -                  75,000(c)                    -                 75,000
Repurchase agreement.....................                  -                  75,000(c)                    -                 75,000
Ad valorem tax liability.................                  -                   6,992(b)                    -                  6,992
Other....................................             17,781                       -                     400(k)              18,181
                                              --------------       -----------------        ----------------         --------------
     Total long-term liabilities.........             17,781                 255,792                     400                273,973
                                              --------------       -----------------        ----------------         --------------

Liabilities Subject to Compromise........            284,843                (284,843)(a)                   -                      -
Additional Partnership Interests.........              9,318                  (9,318)(e)                   -                      -
Members'/Partners' Capital (Deficit) ....            (83,911)                176,455 (f)             (56,771)                35,773
                                              --------------       -----------------        ----------------         --------------

    Total Liabilities and

    Members'/Partners' Capital...........     $      912,175       $               -        $        (56,053)        $      856,122
                                              ==============       =================        ================         ==============


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


                                  (AS RESTATED)


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

7.    PROPERTY, PLANT AND EQUIPMENT

      The components of property, plant and equipment are as follows (in thousands):

                                                                       SUCCESSOR COMPANY  |  PREDECESSOR COMPANY
                                                                      ------------------  |  -------------------
                                                                       DECEMBER 31, 2003  |    DECEMBER 31, 2002
                                                                      ------------------  |  -------------------
                                                                                          |
Operating PP&E, including pipelines, storage tanks, etc..........      $       268,866    |     $       477,834
Office PP&E buildings and leasehold improvements.................                1,717    |              52,621
Tractors and trailers and other vehicles.........................                1,248    |              10,739
Land.............................................................                6,893    |               5,216
                                                                       ---------------    |     ---------------
Property, Plant & Equipment......................................              278,724    |             546,410
Less:  Accumulated depreciation..................................              (16,214)   |            (205,351)
                                                                       ---------------    |     ---------------
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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


(in thousands). We did not allocate any interest expense to the West Coast discontinued operations for any of the periods presented below.


                                    SUCCESSOR COMPANY  |                         PREDECESSOR COMPANY
                                    -----------------  |  ---------------------------------------------------------------
                                       TEN MONTHS      |     TWO MONTHS
                                          ENDED        |         ENDED              YEAR ENDED             YEAR ENDED
                                    DECEMBER 31, 2003  |   FEBRUARY 28, 2003     DECEMBER 31, 2002     DECEMBER 31, 2001
                                    -----------------  |  ------------------     -----------------     ------------------
                                       (RESTATED)      |      (RESTATED)            (RESTATED)
                                                       |
Revenues.......................     $          20,639  |  $            5,571     $          68,467     $          491,091
                                    =================  |  ==================     =================     ==================
                                                       |
Income (loss) from discontinued                        |
    operations..................    $             752  |  $              395     $         (25,246)    $           (4,679)
                                    =================  |  ==================     =================     ==================


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)



                                    SUCCESSOR COMPANY                           PREDECESSOR COMPANY
                                    -----------------  | ---------------------------------------------------------------
                                       TEN MONTHS      |    TWO MONTHS
                                          ENDED        |        ENDED              YEAR ENDED             YEAR ENDED
                                    DECEMBER 31, 2003  |  FEBRUARY 28, 2003     DECEMBER 31, 2002     DECEMBER 31, 2001
                                    -----------------  | ------------------     -----------------     ------------------
                                       (RESTATED)      |     (RESTATED)            (RESTATED)
                                                       |
Revenues.......................     $         128,684  | $           40,337     $         212,670     $           48,701
                                    =================  | ==================     =================     ==================
Income (loss) from discontinued                        |
  operations..................      $         (30,966) | $            124       $         (37,467)    $          (11,926)
                                    =================  | ==================     =================     ==================


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)



10.   RESTATEMENT OF FINANCIAL RESULTS.



      As reported in our initial Annual Report on Form 10-K for 2003, we identified control deficiencies with inventory and accounts payable reconciliation procedures in our pipelines and liquids operations. In order to address these issues, we designed and implemented additional procedures to provide reasonable assurance that these control deficiencies did not lead to a further misstatement in our consolidated financial statements. Related to this matter, we originally recorded charges in the third and fourth quarter of 2003 of $1.8 million and $0.9 million, respectively.



      We are restating prior year financial results to reflect the inventory and accounts payable reconciliation adjustments in prior periods. The restatement results in a decrease in our net loss for the ten months ended December 31, 2003 of $0.9 million, an increase in our net income for the two months ended February 28, 2003 of $0.9 million, and an increase in our net loss for the years ended December 31, 2002 and 2001 of $1.5 million and $0.3 million respectively.



      A summary of the effects of the restatement on reported amounts for the ten months ended December 31, 2003, the two months ended February 28, 2003, and the years ended December 31,2002 and 2001 are presented below. The effects on reported amounts for the quarterly periods in the years 2003 and 2002 are presented in Note 22. (Amounts in thousands, except per share amounts).



                            SUCCESSOR COMPANY                               PREDECESSOR COMPANY
                            -----------------        --------------------------------------------------------------
                               TEN MONTHS       |       TWO MONTHS
                                  ENDED         |          ENDED                 YEAR ENDED           YEAR ENDED
                            DECEMBER 31, 2003   |    FEBRUARY 28, 2003      DECEMBER 31, 2002     DECEMBER 31, 2001
                            -----------------   |    -----------------      -----------------     -----------------
                                                |
REVENUE                                         |
  As Reported                $     152,678      |     $      31,979          $     182,942         $     250,573
  As Restated                      153,033      |            31,635                182,932               250,571
GROSS PROFIT                                    |
  As Reported                       41,440      |             9,681                 37,558                81,902
  As Restated                       41,929      |             9,971                 37,030                81,651
OPERATING INCOME                                |
  As Reported                        9,326      |             2,324                (27,067)               34,860
  As Restated                        9,815      |             2,614                (27,595)               34,609
NET INCOME (LOSS)                               |
  As Reported                      (53,829)     |            60,267               (101,731)              (15,233)
  As Restated                      (52,915)     |            61,127               (103,254)              (15,484)
DILUTED EARNINGS (LOSS) PER UNIT                |
  As Reported                        (4.37)     |              0.08                  (1.07)                (0.54)
  As Restated                        (4.29)     |              0.10                  (1.08)                (0.55)


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


units was completed in December 2003. Additionally, 1.2 million LLC units were reserved for a management incentive plan for issuance to certain key employees and directors. See further discussion in Note 19.

The following is a rollforward of LLC units and warrants outstanding:

                                                            Common       Subordinated          LLC
                                                             Units          Units              Units      Warrants
                                                           ----------    ------------       ----------    --------
Units Outstanding at December 31, 2002.................    18,476,011       9,000,000                -           -
Units Cancelled in Connection with Restructuring Plan..   (18,476,011)     (9,000,000)               -           -
Issuance of New LLC Units and Warrants.................             -               -       12,317,340     957,981
                                                           ----------    ------------       ----------    --------
LLC Units and Warrants Outstanding as of February 28,
2003...................................................             -               -       12,317,340     957,981
                                                           ----------    ------------       ----------    --------
Exercise of Warrants...................................             -               -           35,549     (35,549)
Restricted Units Outstanding...........................             -               -          830,000           -
                                                           ----------    ------------       ----------    --------
LLC Units and Warrants Outstanding at December 31, 2003             -               -       13,182,889     922,432
                                                           ==========    ============       ==========    ========

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)



Successor Company



      Basic and diluted net loss per unit for the Successor Company were $4.29 for the ten months ended December 31, 2003. Outstanding stock warrants and contingently issuable restricted units were determined to be antidilutive and are not included in the computation of fully diluted earnings per unit. Basic and diluted net loss per unit from continuing operations were $1.84 for the ten months ended December 31, 2003. Basic and diluted net loss per unit from discontinued operations were $2.45 for the ten months ended December 31, 2003.


Predecessor Company

      Total and per unit information related to income (loss) from continuing operations, discontinued operations, the cumulative effect of an accounting change and net income (loss) for the Predecessor Company is shown in the tables below. All amounts exclude amounts allocated to the General Partner (in thousands, except per unit amounts):


                                                                    Two Months Ended February 28, 2003 (Restated)
                                                   ---------------------------------------------------------------------------
                                                                     Basic (1)
                                                   -----------------------------------------------
                                                           Common                Subordinated               Diluted (2)
                                                   ---------------------    ----------------------   -------------------------
                                                    Income        Per        Income         Per         Income         Per
                                                    (Loss)        Unit       (Loss)         Unit        (Loss)         Unit
                                                   --------     --------    ---------    ---------   -----------    ----------
Income (Loss) from Continuing Operations.......    $  2,133     $   0.11    $       -    $       -   $     2,133    $     0.08
Income (Loss) from Discontinued Operations(3)..         519         0.03            -            -           519          0.02
Cumulative Effect of Accounting Changes(4).....           -            -            -            -             -             -
                                                   --------     --------    ---------    ---------   -----------    ----------
Net Income (Loss)..............................    $  2,652     $   0.14    $       -    $       -   $     2,652    $     0.10
                                                   ========     ========    =========    =========   ===========    ==========
Weighted Average Units Outstanding.............                   18,476                     9,000                      27,476
                                                                ========                 =========                  ==========



                                                                       Year Ended December 31, 2002 (Restated)
                                                      ---------------------------------------------------------------------------
                                                                        Basic (1)
                                                      -----------------------------------------------
                                                              Common                Subordinated               Diluted (2)
                                                      ---------------------    ----------------------   -------------------------
                                                       Income        Per        Income         Per         Income         Per
                                                       (Loss)        Unit       (Loss)         Unit        (Loss)         Unit
                                                      --------     --------    ---------    ---------   -----------    ----------
Income (Loss) from Continuing Operations..........    $ (1,017)    $  (0.06)   $ (29,074)   $   (3.23)  $   (30,091)   $    (1.10)
Income (Loss) from Discontinued Operations (3)....         464         0.03            -            -           464          0.02
                                                      --------     --------    ---------    ---------   -----------    ----------
Net Income (Loss).................................    $   (553)    $  (0.03)   $ (29,074)   $   (3.23)  $   (29,627)   $    (1.08)
                                                      ========     ========    =========    =========   ===========    ==========
Weighted Average Units Outstanding................                   18,476                     9,000                      27,476
                                                                   ========                 =========                  ==========

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)



                                                                        Year Ended December 31, 2001 (Restated)
                                                   --------------------------------------------------------------------------------
                                                                        Basic (1)
                                                   ----------------------------------------------------
                                                            Common                   Subordinated                 Diluted (2)
                                                   ------------------------    ------------------------    ------------------------
                                                     Income          Per         Income          Per         Income         Per
                                                     (Loss)          Unit        (Loss)          Unit        (Loss)         Unit
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Income (Loss) from Continuing Operations .......   $       31    $        -    $       14    $        -    $       45    $        -
Income (Loss) from Discontinued Operations (3)..      (10,945)        (0.59)       (5,331)        (0.59)      (16,276)        (0.59)
Cumulative Effect of Accounting Changes ........          707          0.04           344          0.04         1,051          0.04
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Net Income (Loss) ..............................   $  (10,207)   $    (0.55)   $   (4,973)   $    (0.55)   $  (15,180)   $    (0.55)
                                                   ==========    ==========    ==========    ==========    ==========    ==========
Weighted Average Units Outstanding .............                     18,476                       9,000                      27,476
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

13.   OPERATING REVENUES

      In connection with adopting EITF Issue 02-03, revenues and cost of sales related to our crude oil marketing and trading activities have been presented on a net basis. Gross revenues and purchase costs that have been netted are as follows (in thousands):


                                          SUCCESSOR COMPANY  |               PREDECESSOR COMPANY
                                          -----------------  |  --------------------------------------------
                                              TEN MONTHS     |      TWO MONTHS       YEAR ENDED DECEMBER 31,
                                                ENDED        |        ENDED          -----------------------
                                          DECEMBER 31, 2003  |  FEBRUARY 28, 2003       2002         2001
                                          -----------------  |  -----------------    ----------   ----------
                                             (RESTATED)      |     (RESTATED)        (RESTATED)   (RESTATED)
                                                             |
Gross revenue .........................   $       4,260,719  |  $         831,187    $4,541,591   $8,081,536
Purchase costs reclassified ...........           4,124,451  |            803,974     4,386,983    7,854,972
                                          -----------------  |  -----------------    ----------   ----------
Operating revenues for marketing                             |
     and trading operations, net ......             136,268  |             27,213       154,608      226,564
Gross revenue from other operations....              16,765  |              4,422        28,324       24,007
                                          -----------------  |  -----------------    ----------   ----------
Operating revenue .....................   $         153,033  |  $          31,635    $  182,932   $  250,571
                                          =================  |  =================    ==========   ==========


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


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

      The following amounts have been recorded for buy/sell contracts in Operating Revenue in the Consolidated Statements of Operations (in millions):

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


                                                 SUCCESSOR COMPANY |               PREDECESSOR COMPANY
                                                 ----------------- |  ---------------------------------------------
                                                    TEN MONTHS     |     TWO MONTHS        YEAR ENDED DECEMBER 31,
                                                       ENDED       |       ENDED           ------------------------
                                                 DECEMBER 31, 2003 |  FEBRUARY 28, 2003       2002          2001
                                                 ----------------- |  -----------------    ----------    ----------
                                                                   |
Gross revenues ..............................    $           2,735 |  $             502    $    2,568    $    5,075
Purchase costs ..............................                2,625 |                481         2,474         5,013
                                                 ----------------- |  -----------------    ----------    ----------
Net operating revenue .......................    $             110 |  $              21    $       94    $       62
                                                 ================= |  =================    ==========    ==========

14.   OTHER (INCOME) EXPENSE.

      The components of other (income) expense are as follows (in thousands):

                                                 SUCCESSOR COMPANY  |               PREDECESSOR COMPANY
                                                 -----------------  |  ---------------------------------------------
                                                    TEN MONTHS      |     TWO MONTHS        YEAR ENDED DECEMBER 31,
                                                       ENDED        |       ENDED           ------------------------
                                                 DECEMBER 31, 2003  |  FEBRUARY 28, 2003       2002          2001
                                                 -----------------  |  -----------------    ----------    ----------
                                                                    |
(Gain) loss on disposal of fixed assets .....    $         (11,885) |  $               -    $    1,184    $   (1,108)
Litigation settlements and provisions .......               (1,171) |                  -         7,970           528
Gain on sale of NYMEX seats .................                    -  |                  -        (1,297)            -
Other income ................................                 (811) |                 (8)       (1,147)         (512)
                                                 -----------------  |  -----------------    ----------    ----------
     Total ..................................    $         (13,867) |  $              (8)   $    6,710    $   (1,092)
                                                 =================  |  =================    ==========    ==========

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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


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

      The following are summaries of environmental remediation expense, estimated environmental liabilities, and amounts receivable under insurance policies for the indicated periods (in thousands):

                                                 SUCCESSOR COMPANY  |                     PREDECESSOR COMPANY
                                                 -----------------  | -----------------------------------------------------------
                                                     TEN MONTHS     |    TWO MONTHS          TWELVE MONTHS        TWELVE MONTHS
                                                       ENDED        |      ENDED                 ENDED                ENDED
                                                 DECEMBER 31, 2003  | FEBRUARY 28, 2003    DECEMBER 31, 2002    DECEMBER 31, 2001
                                                 -----------------  | -----------------    -----------------    -----------------
                                                                    |
Remediation expense .........................    $           9,107  | $           1,979    $          14,819    $          25,372
Estimated insurance recoveries ..............               (1,325) |               (79)              (1,316)             (13,576)
                                                 -----------------  | -----------------    -----------------    -----------------
Net remediation expense .....................    $           7,782  | $           1,900    $          13,503    $          11,796
                                                 =================  | =================    =================    =================

                                                     SUCCESSOR COMPANY  |            PREDECESSOR COMPANY
                                                     -----------------  |  --------------------------------------
                                                        TEN MONTHS      |     TWO MONTHS             YEAR
                                                          ENDED         |        ENDED               ENDED
                                                     DECEMBER 31, 2003  |  FEBRUARY 28, 2003    DECEMBER 31, 2002
                                                     -----------------  |  -----------------    -----------------
                                                                        |
Environmental liability at beginning of period ...   $          13,440  |  $          13,440    $          12,075
Remediation expense ..............................               9,107  |              1,979               14,819
Cash expenditures ................................             (10,331) |             (1,979)             (13,454)
                                                     -----------------  |  -----------------    -----------------
Environmental liability at end of period .........   $          12,216  |  $          13,440    $          13,440
                                                     =================  | =================    =================

                                                     SUCCESSOR COMPANY  |            PREDECESSOR COMPANY
                                                     -----------------  |  --------------------------------------
                                                        TEN MONTHS      |     TWO MONTHS             YEAR
                                                          ENDED         |        ENDED               ENDED
                                                     DECEMBER 31, 2003  |  FEBRUARY 28, 2003    DECEMBER 31, 2002
                                                     -----------------  |  -----------------    -----------------
                                                                        |
Environmental insurance receivable at                                   |
      beginning of period ........................   $           8,837  |  $           8,803    $          14,344
Estimated recoveries .............................               1,325  |                 79                1,316
Cash receipts ....................................              (7,073) |                (45)              (6,857)
                                                     -----------------  |  -----------------    -----------------
Environmental insurance receivable at end of                            |
       period ....................................   $           3,089  | $           8,837    $           8,803
                                                     =================  | =================    =================

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


                                  (AS RESTATED)


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

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (AS RESTATED)


     The carrying amount and fair values of our financial instruments are as follows (in millions):

                                    SUCCESSOR COMPANY   |   PREDECESSOR COMPANY
                                    DECEMBER 31, 2003   |    DECEMBER 31, 2002
                                    -----------------   |    -----------------
                                     Carrying    Fair   |   Carrying    Fair
                                      Amount     Value  |    Amount     Value
                                      ------     -----  |    ------     -----
                                                        |
NYMEX futures................        $     -    $     - |   $   0.2    $   0.2
Forward contracts............        $   0.5    $   0.5 |   $  (1.0)   $  (1.0)
Short-term debt..............        $  45.0    $  45.0 |   $ 125.0    $ 125.0
Term loans...................        $  75.0    $  75.0 |   $  75.0    $  75.0
Enron Note...................        $   6.4    $   6.5 |   $   6.2    $   7.2
Long-term                                               |
   9% Notes..................        $ 104.5    $ 101.4 |   $   6.2    $   7.2
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

      The following table indicates fair values and changes in fair value of our energy trading and derivative transactions (in thousands):

                                                          SUCCESSOR COMPANY               PREDECESSOR COMPANY
                                                          -----------------  |   ---------------------------------------
                                                           TEN MONTHS ENDED  |    TWO MONTHS ENDED        YEAR ENDED
                                                          DECEMBER 31, 2003  |   FEBRUARY 28, 2003     DECEMBER 31, 2002
                                                          -----------------  |   -----------------     -----------------
                                                                             |
Fair value of contracts at beginning of period.......      $           1,254 |     $          (844)    $          (5,597)
Cumulative effect of accounting change...............                      - |              (2,389)                    -
Change in realized and unrealized value..............                 (2,401)|               4,114                 3,814
Fair value of new contracts entered into during year.                  1,673 |                 373                   939
                                                           ----------------- |     ---------------    ------------------
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


                                  (AS RESTATED)


      Fair Value of Contracts at December 31, 2003

                                                                                 MATURITY GREATER
                                                           MATURITY OF 90        THAN 90 DAYS BUT
             SOURCE OF FAIR VALUE                           DAYS OR LESS        LESS THAN ONE YEAR      TOTAL FAIR VALUE
             --------------------                           ------------        ------------------      ----------------
Prices Actively Quoted...............                      $          677         $         (162)       $            515
*Prices Provided by Other
   External Source...................                                  13                     (2)                     11
                                                           --------------         --------------        ----------------
   Total.............................                      $          690         $         (164)       $            526
                                                           ==============         ==============        ================

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


                                  (AS RESTATED)


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

      The following is a summary of the net Enron Settlement amount recorded in Reorganization Items in the Consolidated Statement of Operations (in millions) as discussed in Note 5:

Forgiveness of payable to Enron and affiliates.............     $ 38.5
Forgiveness of performance collateral from Enron...........       15.8
Note issued to Enron.......................................       (6.2)
Cash Payment to Enron for certain claims...................       (1.2)
Final contribution to Enron Cash Balance Plan..............       (1.4)
                                                                ------
   Total...................................................     $ 45.5
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


                                  (AS RESTATED)


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


                                  (AS RESTATED)


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


                                  (AS RESTATED)


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

      The following table sets forth the Equity Incentive Plan activity for the ten months ended December 31, 2003:

                                                                          Number
                                                                    of Restricted Units
                                                                    -------------------
Outstanding at March 1, 2003                                                         -
     Granted                                                                   875,000
     Forfeited                                                                 (45,000)
                                                                     -----------------
Outstanding at December 31, 2003                                               830,000
                                                                     =================

Available for grant at December 31, 2003                                       370,000
                                                                     =================

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


                                  (AS RESTATED)


retired prior to January 1, 1994. In connection with the termination, curtailment and settlement gains of $1.5 million were recorded in 2002.

      The following table sets forth information related to changes in the benefit obligations, changes in plan assets, and components of the expense recognized related to postretirement benefits provided by the Company (in thousands):

                                                                          2002
                                                                    ---------------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at January 1............................    $         1,103
     Service cost...............................................                144
     Interest cost..............................................                137
     Plan participants' contributions...........................                 76
     Plan amendments............................................                  7
     Actuarial loss (gain)......................................                895
     Effect of curtailments.....................................             (1,815)
     Effect of settlements......................................               (380)
     Benefits paid..............................................               (167)
                                                                    ---------------

     Benefit obligation at December 31..........................    $             -
                                                                    ===============
CHANGE IN PLAN ASSETS
     Fair value of plan assets at January 1.....................    $             -
     Company contributions......................................                 91
     Plan participants' contributions...........................                 76
     Benefits paid..............................................               (167)
                                                                    ---------------

     Fair value of plan assets at December 31...................    $             -
                                                                    ===============

COMPONENTS OF NET PERIODIC BENEFIT COST                  2002              2001
                                                     ------------      ------------
     Service cost...............................     $        144      $         99
     Interest cost..............................              137                73
     Amortization of prior service cost.........               24                24
     Recognized net actuarial gain..............                5               (29)
                                                     ------------      ------------
     Net periodic postretirement benefit cost...              310               167
     Effect of curtailments.....................           (1,160)                -
     Effect of settlements......................             (380)                -
                                                     ------------      ------------
         Total benefit cost (credit)............     $     (1,230)     $        167
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


                                  (AS RESTATED)


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

      The following table sets forth the Long-Term Incentive Plan activity for the two months ended February 28, 2003 and the years ended December 31, 2002 and 2001:

                                                                    NUMBER OF PARs
                                                   -------------------------------------------------
                                                       TWO MONTHS          YEAR ENDED DECEMBER 31,
                                                          ENDED         ----------------------------
                                                   FEBRUARY 28, 2003        2002             2001
                                                   -----------------    -----------     ------------
Outstanding beginning of period.................            274,394       1,067,375          939,975
     Granted....................................                  -               -          332,000
     Exercised..................................                  -         684,831          106,250
     Forfeited..................................            274,394         108,150           98,350
                                                    ---------------    ------------     ------------
Outstanding at end of period....................                  -         274,394        1,067,375
                                                    ===============    ============     ============
Available for grant at end of period............                  -               -                -
                                                    ===============    ============     ============

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


                                  (AS RESTATED)


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

                                                               SUCCESSOR COMPANY   |   PREDECESSOR COMPANY
                                                               -----------------   |   -------------------
                                                                   TEN MONTHS      |       TWO MONTHS
                                                                     ENDED         |          ENDED
                                                               DECEMBER 31, 2003   |    FEBRUARY 28, 2003
                                                               -----------------   |    -----------------
                                                                                   |
Balance at beginning of period...........................      $           1,678   |    $               -
Additions to liability...................................                  1,525   |                1,675
Accretion expense........................................                     13   |                    3
Liabilities settled......................................                 (1,403)  |                    -
Revisions to estimates...................................                      -   |                    -
                                                               -----------------   |   ------------------
Balance at end of period.................................      $           1,813   |   $            1,678
                                                               =================   |   ==================

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


                                  (AS RESTATED)


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


                                  (AS RESTATED)


FINANCIAL INFORMATION BY BUSINESS SEGMENT
(IN THOUSANDS)


                                                 NORTH                        CORPORATE
                                               AMERICAN        PIPELINE          AND
                                               CRUDE OIL      OPERATIONS       OTHER (A)      CONSOLIDATED
                                              -----------    -----------     -----------      ------------
TEN MONTHS ENDED DECEMBER 31, 2003
(SUCCESSOR COMPANY) (RESTATED)

Revenue from external customers............   $   136,268    $    16,765    $          -      $    153,033
Intersegment revenue (b)...................       (17,731)        71,605         (53,874)                -
                                              -----------    -----------     -----------       -----------
  Total operating revenue (c)..............       118,537         88,370         (53,874)          153,033
                                              -----------    -----------     -----------      ------------
Gross profit (loss)........................        13,231         28,698               -            41,929
                                              -----------    -----------    ------------      ------------
Operating income (loss)....................         5,001         30,504         (25,690)            9,815
Other expenses, net .......................             -              -         (32,516)          (32,516)
                                              -----------    -----------     -----------       -----------
Income (loss) from continuing operations...         5,001         30,504         (58,206)          (22,701)
                                              -----------    -----------     -----------       -----------
Long-lived assets of continuing operations.        62,530        199,719             261           262,510
                                              -----------    -----------     -----------       -----------
Total assets...............................       516,849        206,773          15,022           738,644
                                              -----------    -----------    ------------      ------------
Additions to long-lived assets-continuing
operations. ...............................           858          7,265             175             8,298
                                              -----------    -----------    ------------      ------------
Depreciation and amortization..............         2,150         14,989              22            17,161
                                              -----------    -----------     -----------      ------------

--------------------------------------------------------------------------------

                                                 NORTH                       CORPORATE
                                               AMERICAN        PIPELINE          AND
                                               CRUDE OIL      OPERATIONS       OTHER (A)      CONSOLIDATED
                                              -----------    -----------     -----------      ------------
TWO MONTHS ENDED FEBRUARY 28, 2003
(PREDECESSOR COMPANY) (RESTATED)
Revenue from external customers.............  $    27,213    $     4,422     $         -      $     31,635
Intersegment revenue (b)....................       (1,768)        11,828         (10,060)                -
                                              -----------    -----------     -----------      ------------
  Total operating revenue (c)...............       25,445         16,250         (10,060)           31,635
                                              -----------    -----------     -----------      ------------
Gross profit (loss) ........................        3,752          6,219               -             9,971
                                              -----------    -----------    ------------      ------------
Operating income (loss).....................        2,365          4,261          (4,012)            2,614
Other income, net ..........................            -              -          (5,489)           (5,489)
Reorganization items, net gain on
  discharge of debt and fresh start
  adjustments (d)...........................            -              -          67,459            67,459
                                              -----------    -----------    ------------      ------------
Income (loss) from continuing operations....        2,365          4,261          57,958            64,584
                                              -----------    -----------    ------------      ------------
Long-lived assets of continuing operations..       75,046        209,476             476           284,998
                                              -----------    -----------    ------------      ------------
Total assets................................      505,965        226,646         123,511           856,122
                                              -----------    -----------    ------------      ------------
Additions to long-lived assets-continuing
operations..................................            8            108               -               116
                                              -----------    -----------    ------------      ------------
Depreciation and amortization...............          837          3,286             519             4,642
                                              -----------    -----------     -----------      ------------

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (AS RESTATED)



                                                   NORTH                         CORPORATE
                                                  AMERICAN        PIPELINE          AND
                                                 CRUDE OIL       OPERATIONS       OTHER (A)     CONSOLIDATED
                                                ------------    ------------    ------------    ------------
YEAR ENDED DECEMBER 31, 2002
 (PREDECESSOR COMPANY) (RESTATED)
Revenue from external customers .............   $    154,608    $     28,324    $          -    $    182,932
Intersegment revenue (b) ....................        (11,320)         79,008         (67,688)              -
                                                ------------    ------------    ------------    ------------
   Total operating revenue (c) ..............        143,288         107,332         (67,688)        182,932
                                                ------------    ------------    ------------    ------------
Gross profits ...............................          3,396          33,634               -          37,030
                                                ------------    ------------    ------------    ------------
Operating income (loss) .....................        (13,861)         14,797         (28,531)        (27,595)
Other expense ...............................              -               -         (45,793)        (45,793)
Reorganization items (d) ....................              -               -          32,847          32,847
                                                ------------    ------------    ------------    ------------
Income (loss) from continuing operations
 before cumulative effect of accounting
 changes (d).................................        (13,861)         14,797         (41,477)        (40,541)
                                                ------------    ------------    ------------    ------------
Long-lived assets of continuing
operations ..................................         71,282         261,975           7,802         341,059
                                                ------------    ------------    ------------    ------------
Total assets ................................        475,889         285,990         110,360         872,239
                                                ------------    ------------    ------------    ------------
Additions to long-lived assets-continuing
 operations..................................          1,158          15,494             136          16,788
                                                ------------    ------------    ------------    ------------
Depreciation and amortization ...............          5,740          20,881           3,267          29,888
                                                ------------    ------------    ------------    ------------

--------------------------------------------------------------------------------

                                                   NORTH                         CORPORATE
                                                  AMERICAN        PIPELINE          AND
                                                 CRUDE OIL       OPERATIONS       OTHER (A)     CONSOLIDATED
                                                ------------    ------------    ------------    ------------
YEAR ENDED DECEMBER 31, 2001
 (PREDECESSOR COMPANY) (RESTATED)
Revenue from external customers .............   $    226,564    $     24,007    $          -    $    250,571
Intersegment revenue (b) ....................        (15,673)        103,515         (87,842)              -
                                                ------------    ------------    ------------    ------------
   Total operating revenue (c) ..............        210,891         127,522         (87,842)        250,571
                                                ------------    ------------    ------------    ------------
Gross profits ...............................         25,213          56,438               -          81,651
                                                ------------    ------------    ------------    ------------
Operating income (loss) .....................          9,742          49,715         (24,848)         34,609
Other expense ...............................              -               -         (34,561)        (34,561)
                                                ------------    ------------    ------------    ------------
Income (loss) from continuing
 operations before cumulative effect of
 accounting changes (d) .....................          9,742          49,715         (59,409)             48
                                                ------------    ------------    ------------    ------------
Long-lived assets of continuing operations ..         75,703         266,806          11,544         354,053
                                                ------------    ------------    ------------    ------------
Total assets ................................        629,199         295,793         180,506       1,105,498
                                                ------------    ------------    ------------    ------------
Additions to long-lived assets-continuing
 operations .................................          3,844          16,500           2,140          22,484
                                                ------------    ------------    ------------    ------------
Depreciation and amortization ...............          6,010          21,792           3,083          30,885
                                                ------------    ------------    ------------    ------------


-----------------
(a)   Corporate and Other also includes intersegment eliminations.

(b) Intersegment sales for North American Crude Oil are made at prices comparable to those received from external customers. Intersegment sales for Pipeline Operations are based on published pipeline tariffs.

(c) In connection with the adoption of EITF Issue 02-03, we have presented all purchase and sale transactions related to our crude oil marketing and trading activities on a net basis.

(d) The two months ended February 28, 2003 include a gain from reorganization items of $7.3 million, a gain on discharge of debt of $131.6 million and a loss related to fresh start adjustments of $56.8 million. See Notes 5 and
      6. 2002 includes a net gain from reorganization items of $32.8 million

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (AS RESTATED)


22.   QUARTERLY FINANCIAL DATA (UNAUDITED)
      (In Thousands, Except Per Unit Amounts)

      As discussed in Note 10, the following quarterly financial data has been restated.


                                                  FIRST         SECOND        THIRD        FOURTH
            SUCCESSOR COMPANY                   QUARTER(1)     QUARTER       QUARTER       QUARTER        TOTAL
            -----------------                   ----------    ----------    ----------    ----------    ----------
2003 (RESTATED)
Operating revenue ...........................   $   17,733    $   44,477    $   44,759    $   46,064    $  153,033
Gross profit ................................        8,068        15,804         7,316        10,741        41,929
Operating income (loss) .....................        4,320         2,972        (4,609)        7,132         9,815
Net income (loss) from continuing operations.        1,043        (6,704)      (14,163)       (2,877)      (22,701)
Basic net income (loss) per Unit ............         0.09         (0.54)        (1.15)        (0.23)        (1.84)
Diluted net income (loss) per Unit ..........         0.09         (0.54)        (1.15)        (0.23)        (1.84)
Cash distributions per Unit .................            -             -             -             -             -



                                                  FIRST         SECOND        THIRD         FOURTH
                                                QUARTER(1)     QUARTER       QUARTER        QUARTER       TOTAL
                                                ----------    ----------    ----------    ----------    ----------
2003 (REPORTED)
Operating revenue ...........................   $   17,315    $   43,956    $   45,341    $   46,064    $  152,676
Gross profit ................................        8,077        15,732         7,792         9,839        41,440
Operating income (loss) .....................        4,329         2,900        (4,133)        6,230         9,326
Net income (loss) from continuing operations.        1,052        (6,776)      (13,687)       (3,779)      (23,190)
Basic net income (loss) per Unit ............         0.09         (0.55)        (1.11)        (0.31)        (1.88)
Diluted net income (loss) per Unit ..........         0.09         (0.55)        (1.11)        (0.31)        (1.88)
Cash distributions per Unit .................            -             -             -             -             -



                                                  FIRST         SECOND         THIRD        FOURTH
           PREDECESSOR COMPANY                  QUARTER(2)      QUARTER       QUARTER       QUARTER       TOTAL
           -------------------                  ----------    ----------    ----------    ----------    ----------
2003 (RESTATED)
Operating revenue ...........................   $   31,635    $        -    $        -    $        -    $   31,635
Gross profit ................................        9,971             -             -             -         9,971
Operating income ............................        2,614             -             -             -         2,614
Net income (loss) from continuing
 operations(3) ..............................       64,584             -             -             -        64,584
Basic net income (loss) per Unit (4)
   Common ...................................         0.11             -             -             -          0.11
   Subordinated .............................            -             -             -             -             -
Diluted net income (loss) per Unit ..........         0.08             -             -             -          0.08
Cash distributions per Common Unit ..........            -             -             -             -             -



                                                  FIRST         SECOND         THIRD        FOURTH
                                                QUARTER(2)      QUARTER       QUARTER       QUARTER       TOTAL
                                                ----------    ----------    ----------    ----------    ----------
2003 (REPORTED)
Operating revenue ...........................   $   31,979    $        -    $        -    $        -    $   31,979
Gross profit ................................        9,681             -             -             -         9,681
Operating income ............................        2,324             -             -             -         2,324
Net income (loss) from continuing
 operations(3) ..............................       64,294             -             -             -        64,294
Basic net income (loss) per Unit (4)
   Common ...................................         0.16             -             -             -          0.16
   Subordinated .............................            -             -             -             -             -
Diluted net income (loss) per Unit ..........         0.11             -             -             -          0.11
Cash distributions per Common Unit ..........            -             -             -             -             -

                                 LINK ENERGY LLC
                          (A LIMITED LIABILITY COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (AS RESTATED)



                                                  FIRST         SECOND        THIRD         FOURTH
                                                 QUARTER        QUARTER      QUARTER        QUARTER       TOTAL
                                                ----------    ----------    ----------    ----------    ----------
2002 (RESTATED)
Operating revenue ...........................   $   54,960    $   47,630    $   42,776   $   37,566    $  182,932
Gross profit ................................       16,993        12,515         4,321         3,201        37,030
Operating income (loss) .....................        5,293        (1,350)      (12,327)      (19,211)      (27,595)
Net income (loss) from continuing
 operations (3) .............................       (5,856)      (13,579)      (25,372)        4,266       (40,541)
Basic net income (loss) per Unit (4)
   Common ...................................        (0.06)            -             -             -         (0.06)
   Subordinated .............................        (0.51)        (1.42)        (1.30)            -         (3.23)
Diluted net income (loss) per Unit ..........        (0.20)        (0.46)        (0.44)            -         (1.10)
Cash distributions per Common Unit (5) ......         0.25             -             -             -          0.25



                                                  FIRST         SECOND        THIRD         FOURTH
                                                 QUARTER        QUARTER      QUARTER        QUARTER       TOTAL
                                                ----------    ----------    ----------    ----------    ----------
2002 (REPORTED)
Operating revenue ...........................   $   54,960    $   47,630    $   42,814    $   37,538    $  182,942
Gross profit ................................       17,131        12,484         3,579         4,364        37,558
Operating income (loss) .....................        5,431        (1,381)      (13,069)      (18,048)      (27,067)
Net income (loss) from continuing
 operations (3) .............................       (5,718)      (13,610)      (26,114)        5,429       (40,013)
Basic net income (loss) per Unit (4)
   Common ...................................        (0.05)            -             -             -         (0.05)
   Subordinated .............................        (0.49)        (1.43)        (1.32)            -         (3.24)
Diluted net income (loss) per Unit ..........        (0.20)        (0.46)        (0.44)            -         (1.10)
Cash distributions per Common Unit (5) ......         0.25             -             -             -          0.25


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

                                           Balance at    Charges to                  Balance at
                                            Beginning    Costs and     Deductions       End
                                           of Period      Expenses     and Other     of Period
                                           ----------    ----------    ----------    ----------
         Successor Company

Ten Months Ended December 31, 2003
     Allowance for Doubtful Accounts ...   $    1,210    $        -    $        -    $    1,210
     Litigation Provisions .............   $    1,605    $        -    $   (1,146)   $      459
     Safety and Environmental ..........   $   13,440    $    9,107    $  (10,331)   $   12,216
-----------------------------------------------------------------------------------------------
         Predecessor Company

Two Months Ended February 28, 2003
     Allowance for Doubtful Accounts ...   $    1,210    $        -    $        -    $    1,210
     Litigation Provisions .............   $    8,376    $        -    $   (6,771)   $    1,605
     Safety and Environmental ..........   $   13,440    $    1,979    $   (1,979)   $   13,440

Year ended December 31, 2002
     Allowance for Doubtful Accounts ...   $    1,225    $        -    $      (15)   $    1,210
     Litigation Provisions .............   $      315    $    8,163    $     (102)   $    8,376
     Safety and Environmental ..........   $   12,075    $   14,819    $  (13,454)   $   13,440

Year ended December 31, 2001
     Allowance for Doubtful Accounts ...   $    1,827    $        -    $     (602)   $    1,225
     Litigation Provisions .............   $    1,000    $      315    $   (1,000)   $      315
     Safety and Environmental ..........   $    6,412    $   25,372    $  (19,709)   $   12,075

                                INDEX TO EXHIBITS

Exhibit
Number                                      Description
------                                      -----------

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

*10.5(a) Term Loan Agreement among EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P. and EOTT Energy Pipeline Limited Partnership, as joint and several Borrowers, EOTT Energy LLC and EOTT Energy General Partner, L.L.C., as Guarantors, Lehman Brothers Inc., as Term Lender Agent and the Term Lenders hereto, dated as of February 11, 2003 (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

*10.5(b) Limited Waiver to Term Loan Agreement dated as of November 14, 2003, by and among Link Energy Limited Partnership, Link Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and Link Energy Pipeline Limited Partnership, as joint and several Borrowers, Link Energy LLC, Link Energy General Partners LLC, as Guarantors, Lehman Brothers Inc., as Term Lender Agent and the Term Lenders hereto, dated as of February 11, 2003.

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

   10.8 Intercreditor and Security Agreement among EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT Energy Pipeline Limited Partnership, as joint and several Borrowers, and EOTT Energy LLC and EOTT Energy General Partner, L.L.C., as joint and several Guarantors, and Standard Chartered Bank, Lehman Brothers, Inc., and Standard Chartered Trade Services Corporation and various other Secured Parties and Standard Chartered Bank, as collateral agent, dated as of March 1, 2003 (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for EOTT Energy L.L.C. for the year ended December 31, 2002)

  *10.9 Extension Letter Agreement dated February 24, 2004 by and between Link Energy Limited Partnership and Standard Chartered Trade Services Corporation

  10.10 Form of Administrative Services Agreement by and between EOTT Energy LLC and EOTT Energy General Partner, L.L.C., effective January 1, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for EOTT Energy LLC for the quarterly period ended March 31, 2003)

 +10.11 12 Executive Employment Agreement between EOTT Energy LLC and Thomas M. Matthews, effective as of July 1, 2003 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

 +10.12           Executive Employment Agreement between EOTT Energy LLC and H.
                  Keith Kaelber, effective as of July 1, 2003 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

 +10.13 Executive Employment Agreement between EOTT Energy LLC and Dana R. Gibbs, effective as of July 1, 2003 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

 +10.14 Letter of Offering from EOTT Energy LLC to James R. Allred dated June 10, 2003 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003)

 +10.15 EOTT Energy LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

*+10.16           Form of Employee Change in Control Agreement, effective
                  January 1, 2004

**10.17 Crude Oil Joint Marketing Agreement dated November 20, 2003, effective January 1, 2004, between Chevron Texaco Global Trading and Link Energy Limited Partnership.

  *21.1           Subsidiaries of the Registrant



  #31.1           Section 302 Certification of Thomas M. Matthews



  #31.2           Section 302 Certification of Thomas M. Matthews



  #32.1           Section 906 Certifications of Thomas M. Matthews



* Filed with Link Energy LLC's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.



**    Filed with Link Energy LLC's Annual Report on Form 10-K for the year ended
        December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004, but confidential treatment has been requested with respect to certain portions of this exhibit.


***   Certain portions of this exhibit have been treated confidentially.

**** Confidential treatment has been requested with respect to certain portions of this exhibit.

+     Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.


#     Filed herewith.


      (b) Reports on Form 8-K